Form 10QSB
period 1999-09-30
TRIMFAST GROUP INC
filed 1999-11-22
CIK 1089297

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|_|   TRANSACTION REPORT UNDER SECTION 14 OR 15(D) OF THE
      EXCHANGE ACT

              For the transition period from ________ to _________


                              TRIMFAST GROUP, INC.
                              --------------------
                (Name of Registrant as specified in its charter)

            Nevada                         0-26675               88-0367136
            ------                         -------               ----------
(State or other jurisdiction of        (Commission File         (IRS Employer
incorporation or organization)               No.)            Identification No.)


      777 S. Harbour Island Boulevard #780 Tampa, FL. 33602 (813) 275-0050
      --------------------------------------------------------------------
          (Address and Telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|             No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the Latest practicable date: September 30, 1999
                                           ------------------

           CLASS                               Outstanding at September 30, 1999
----------------------------                   ---------------------------------
Common stock $.001 Par Value                               4,540,978

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Consolidated Balance Sheet as of
          September 30, 1999 (Unaudited) and
          December 31, 1998                                                   3

          Consolidated Statements of Operations
          for the Twelve Months Ended December 31, 1998
          and for the Three and Nine Month Periods
          Ended September 30, 1999 (Unaudited)                                4

          Consolidated Statement of Cash Flows
          for the Year ended December 31, 1998
          and for the Nine Months Ended
          September 30, 1999 (Unaudited)                                      5

          Consolidated Statement of Changes in Stockholders'
          Equity for the one year ended December 31, 1998 and
          for the Nine Months Ended September 30, 1999 (Unaudited)            6


          Notes to Consolidated Financial Statements
          (Unaudited) as of September 30, 1999                              7-10


          Management Discussion and Analysis of Financial
          Condition and Results of Operations                              11-12


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures                                                        13

                              TRIMFAST GROUP, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS
                                                                                                                  September 30, 1999
                                                                                               December 31, 1998     (Unaudited)
                                                                                               -----------------  ------------------
  Cash                                                                                               105,641         $    59,092
  Short-term investments                                                                              15,297         $    41,220
  Accounts Receivable- Trade                                                                         357,889             318,407
  Accounts Receivable- Other                                                                          11,745             512,278
  Inventory                                                                                          188,737             377,270
                                                                                                 -----------         -----------
     Total Current Assets                                                                            679,309           1,308,267

PROPERTY AND EQUIPMENT - NET                                                                          33,403           1,459,270

OTHER ASSETS
  Prepaid expenses                                                                                         0              50,000
  Rent deposit                                                                                        10,619              15,000
  Cash surrender value of life insurance                                                               8,107              12,646
  Software development                                                                                     0             228,705
  Goodwill - Net                                                                                           0              54,708
                                                                                                 -----------         -----------
     Total Other Assets                                                                               18,726             361,060
                                                                                                 -----------         -----------

TOTAL ASSETS                                                                                     $   731,438         $ 3,128,596
                                                                                                 ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                          $   625,767         $   926,612
  Notes and loans payable                                                                             72,100              33,881
  Convertible debentures                                                                                   0           1,000,000
                                                                                                 -----------         -----------
     Total Current Liabilities                                                                       697,867           1,960,493

                                                                                                 -----------         -----------
TOTAL LIABILITIES                                                                                    697,867           1,960,493
                                                                                                 -----------         -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, Class A, $ 0.01 par value; 20,000,000 shares authorized; 0 and 15,000 shares issued and outstanding as of December 31, 1998
    and September 30, 1999 respectively                                                                    0                 150
  Preferred Stock, Class B, $ 0.01 par value;
    20,000,000 shares authorized; none issued and outstanding                                              0                   0
  Common Stock, $0.001 par value; 100,000,000 shares authorized, 2,193,059 and 4,540,978 shares issued and outstanding as of December 31, 1998 and
    September 30, 1999 respectively                                                                    2,192               4,541
Common Stock to be issued (145,598 shares) as of December 31, 1998                                       146
  Additional Paid-in capital                                                                         163,987           6,174,618
  Accumulated deficit                                                                               (109,220)         (3,588,022)
  Less cost of treasury stock (32,500 shares)                                                        (23,534)           (139,547)
  Less common stock shares advanced                                                                        0            (925,312)
  Less common stock subscriptions receivable                                                               0            (358,325)
                                                                                                 -----------         -----------
     Total Stockholders' Equity                                                                       33,571           1,168,103
                                                                                                 -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   731,438         $ 3,128,596
                                                                                                 ===========         ===========

          See Accompanying Notes to Consolidated Financial Statements

                              TRIMFAST GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE ONE YEAR ENDED DECEMBER 31, 1998 (Audited)
       AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)

                                                                                             For the Three          For the Nine
                                                                     For the One Year         Months Ended          Months Ended
                                                                           Ended           September 30, 1999    September 30, 1999
                                                                     December 31, 1998        (Unaudited)           (Unaudited)
                                                                    ------------------     ------------------    ------------------
NET SALES                                                                1,925,332               207,201               581,337

COST OF SALES                                                              567,472                89,925               408,495
                                                                        ----------            ----------            ----------

GROSS PROFIT                                                             1,357,860               117,276               172,842
                                                                        ----------            ----------            ----------

OPERATING EXPENSES

  Salaries and other compensation                                          221,773               208,215               505,372
  Commissions                                                               41,700                14,302                18,117
  Depreciation and amortization                                             10,498                54,202                54,202
  Professional fees                                                         49,511               505,576             1,467,900
  Bad debt expense                                                         503,839               102,723               102,723
  Selling, general and administrative expenses                             423,289               249,593               623,451
  Travel and entertainment                                                  64,187                54,240               132,249
                                                                        ----------            ----------            ----------
        Total Operating Expenses                                         1,314,797             1,188,851             2,904,014
                                                                        ----------            ----------            ----------

INCOME FROM OPERATIONS                                                      43,063            (1,071,575)           (2,731,172)
                                                                        ----------            ----------            ----------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                          1,905                   499                   499
  Unrealized gain on sale of trading securities - net                          922                     0               (18,549)
  Interest expense                                                          (3,264)             (354,569)             (354,569)
                                                                        ----------            ----------            ----------
        Total Other Income (Expense)                                          (437)             (354,070)             (372,619)
                                                                        ----------            ----------            ----------

                                                                        ----------            ----------            ----------
NET INCOME/ (LOSS)                                                          42,626            (1,425,645)           (3,103,791)
                                                                        ==========            ==========            ==========

NET INCOME/ (LOSS) PER COMMON SHARE - BASIC                                   0.02                 (0.31)                (0.77)

WEIGHTED AVERAGE COMMON                                                  1,723,134             4,574,887             4,029,906
  SHARES OUTSTANDING - BASIC

NET INCOME/ (LOSS) PER COMMON SHARE - DILUTED                                  N/A                 (0.29)                (0.75)

FULLY DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING -DILUTED                                                  N/A             4,835,900             4,113,569

          See Accompanying Notes to Consolidated Financial Statements

                              TRIMFAST GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE ONE YEAR ENDED DECEMBER 31, 1999 (Audited)
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)

                                                                                                                 For the Nine Months
                                                                                             For the One Year          Ended
                                                                                                   Ended         September 30, 1999
                                                                                             December 31, 1998      (Unaudited)
                                                                                             -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                            42,626          (3,103,791)
       Adjustments to reconcile net income (loss)
          to net cash flows from operating activities:
          Depreciation and amortization                                                             10,498              54,202
          Bad debt expense                                                                         503,839               6,498
          Unrealized gain on short term investments                                                   (922)            (18,459)
          Issuance of warrants for professional services                                                 0             461,640
          Issuance of common stock for professional services                                             0             760,207
       Changes in operating assets and liabilities
       (Increase) decrease in:
          Accounts receivable                                                                     (856,839)           (472,796)
          Prepaid expenses                                                                               0             (50,000)
          Inventory                                                                               (165,038)           (188,533)
       Increase (decrease) in:
          Accounts payable and other liabilities                                                   496,181             300,845
                                                                                                ----------          ----------
               Total adjustments                                                                   (12,281)            853,604
                                                                                                ----------          ----------
       Net cash (used in) provided by operating activities                                          30,345          (2,250,187)
                                                                                                ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) decrease in:
          Short term investments                                                                   (14,375)            (25,923)
          Due from employees                                                                        (5,800)              5,800
          Property and equipment                                                                   (37,821)         (1,748,024)
          Due from affiliate                                                                        (5,945)              5,945
          Rent deposit                                                                              (8,119)             (4,381)
          Cash surrender value of life insurance                                                    (8,107)             (4,529)
          Purchase of treasury stock                                                               (23,534)           (116,013)
                                                                                                ----------          ----------
       Net cash (used in) provided by investing activities                                        (103,701)         (1,887,125)
                                                                                                ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from borrowings                                                                   1,975             961,781
          Proceeds from issuance of common stock                                                   177,800           1,628,942
          Proceeds from issuance of preferred stock                                                      0           1,500,040
          Due to stockholder/ officer                                                              (18,436)                  0
                                                                                                ----------          ----------
       Net cash provided by (used in) financing activities                                         161,339           4,090,763
                                                                                                ----------          ----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                                 87,983             (46,549)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                       17,658             105,641
                                                                                                                    ----------

                                                                                                ==========          ==========
CASH AND CASH EQUIVALENTS - END OF YEAR                                                            105,641              59,092
                                                                                                ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements

                              TRIMFAST GROUP, INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE ONE YEAR ENDED DECEMBER 31, 1999 (Audited)
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)

                                                          Common Stock and Common     Additional
                                                             Stock to be Issued        Paid-In       Preferred Stock Issued
                                                          Shares        Amount         Capital        Shares         Amount
                                                       -----------    -----------    -----------    -----------   -----------
BALANCE JANUARY 1, 1998                                  3,000,000    $     1,000             --             --            --

Issuance of common stock in exchange for shares
  of TrimFast Holdings, Inc.                               278,080        227,800             --             --            --

Effect of recapitalization                              19,404,907       (206,117)        37,413             --            --

Issuance of common stock in exchange for
  stockholder loans                                        703,577             70        126,574             --            --

Reverse one-for-ten split                              (21,047,908)       (20,415)            --             --            --

Repurchase of treasury stock at cost                            --             --             --             --            --

Net income 1998                                                 --             --             --             --            --

                                                       -----------    -----------    -----------    -----------   -----------
Balance, December 31, 1998                               2,338,656    $     2,338    $   163,987             --            --
                                                       -----------    -----------    -----------    -----------   -----------

Equity financing - issuance of common stock for cash       558,000            558      1,628,942             --            --

Issuance of common stock in exchange for
  consulting and other professional services             1,219,464          1,220        447,395             --            --

Issuance of common stock acquisition of Immmu and
  Imcel. To be returned per recission agreement.           235,000            235        925,077             --            --

Issuance of common stock to employees                      150,358            150         95,247             --            --

Issuance of convertible debentures                              --             --        250,000             --            --

Return of common stock in repayment of debt                (50,000)           (50)      (399,950)            --            --

Issuance of common stock held in escrow to
  secure loan                                               23,000             23        199,790             --            --

Issuance of common stock for debt repayment                 24,500             25        168,006             --            --

Repurchase of treasury stock at cost                            --             --             --             --            --

Settlement of outstanding liabilities                       42,000             42        359,583             --            --

Issuance of Preferred Stock                                     --             --      1,874,901         15,000           150

Valuation of warrants issued for services                       --             --        461,640             --            --

Net Loss, year to date as of September 30, 1999                 --             --             --             --            --

                                                       -----------    -----------    -----------    -----------   -----------
Balance, September 30, 1999                              4,540,978    $     4,541    $ 6,174,618         15,000   $       150
                                                       ===========    ===========    ===========    ===========   ===========


                                                       Accumulated   Subscriptions     Shares        Treasury
                                                         Deficit       Receivable     Advanced         Stock          Total
                                                       -----------    ------------   -----------    -----------    -----------
BALANCE JANUARY 1, 1998                                  ($151,846)            --             --             --      ($150,846)

Issuance of common stock in exchange for shares
  of TrimFast Holdings, Inc.                                    --             --             --             --    $   227,800

Effect of recapitalization                                      --             --             --             --      ($168,704)

Issuance of common stock in exchange for
  stockholder loans                                             --             --             --             --    $   126,644

Reverse one-for-ten split                                       --             --             --             --       ($20,415)

Repurchase of treasury stock at cost                            --             --             --        (23,534)      ($23,534)

Net income 1998                                             42,626             --             --             --    $    42,626

                                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                               ($109,220)            --             --       ($23,534)   $    33,571
                                                       -----------    -----------    -----------    -----------    -----------

Equity financing - issuance of common stock for cash            --             --             --             --    $ 1,629,500

Issuance of common stock in exchange for
  consulting and other professional services                    --       (358,325)            --             --    $    90,290

Issuance of common stock acquisition of Immmu and
  Imcel. To be returned per recission agreement.                --             --       (925,312)            --    $         0

Issuance of common stock to employees                           --             --             --             --    $    95,397

Issuance of convertible debentures                              --             --             --             --    $   250,000

Return of common stock in repayment of debt                     --             --             --             --      ($400,000)

Issuance of common stock held in escrow to
  secure loan                                                   --             --             --             --    $   199,813

Issuance of common stock for debt repayment                     --             --             --             --    $   168,031

Repurchase of treasury stock at cost                            --             --             --       (116,013)     ($116,013)

Settlement of outstanding liabilities                           --             --             --             --    $   359,625

Issuance of Preferred Stock                               (375,011)            --             --             --    $ 1,500,040

Valuation of warrants issued for services                       --             --             --             --    $   461,640

Net Loss, year to date as of September 30, 1999         (3,103,791)            --             --             --    ($3,103,791)

                                                       ===========    ===========    ===========    ===========    ===========
Balance, September 30, 1999                            ($3,588,022)     ($358,325)     ($925,312)     ($139,547)   $ 1,168,103
                                                       ===========    ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

      It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-SB, as amended for the year ended December 31, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) Revenue Recognition

      Nutrition Cafe charges a monthly membership fee for access to order products at discounted prices. Memberships are sold on a pay-as-you-go basis in one month increments. Members choose whether or not to continue their membership each month; no long term agreements are required. The membership fees are recognized as revenue in the month they are paid. Revenue for products ordered is recognized when the product is shipped.

      Revenue for the Cooler Group is earned through rental of water coolers and delivery of water. A contract is signed for cooler rental and/or water delivery service, and is invoiced monthly. Revenue is recognized for cooler rental each month when invoiced and for water service based on usage when delivered.

      (B) Accounts Receivable - Other

          Components of A/R - Other is as follows:
             Millennium - related party                         $259,558
             Cash from recission of IMMMU purchase                50,000
             Stock held in escrow securing loan                  199,790
             Other                                                 2,930
                                                                --------
                                                                $512,278
                                                                ========

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Cont'd)

(B) Accounts Receivable - Other (Cont'd)

On May 26, 1999 the company placed in an escrow account 23,000 shares of its' common stock valued at $199,790 to secure the loan to acquire Ice Cold Water, Inc. (See note 7B) The shares will be returned to authorized when the loan is satisfied.

      (C) Inventory

      Components of inventory are as follows:

         Finished Goods                                        $320,296
         Product Components                                      56,974
                                                               --------
             Total                                             $377,270
                                                               ========

      The Company performs periodic inspections of inventory to identify expired or obsolete items. Any merchandise, which has past its expiration date, or has been deemed obsolete by management, is removed from inventory and written off.

      (D) Advertising Costs

      Advertising costs are expensed as incurred unless a direct measurable response exists. All advertising related costs have been recognized as expense in these Interim Financial Statements.

      (E) Software Development

      The Company has contracted with an outside software development firm to develop software that runs the website for Nutrition Cafe. All costs associated with the development of the software have been capitalized while any costs associated with content have been expensed.

NOTE 3 - ACQUISITION OF BUILDING

      On July 30, 1999 the Company exercised its option to purchase the facility located at 2555 Blackburn Street, Clearwater, FL for $1,200,000. The property is used as the sales, storage and distribution facility for Nutrition Cafe, Inc. The funds were raised through the sale of 15,000 shares of Class A Preferred Stock and 223,681 warrants to purchase common stock. (See Note 6)

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

NOTE 4 - WCW LICENSE AGREEMENT

      On June 2, 1999 the Company signed a license agreement with World Championship Wrestling, Inc (WCW) to utilize certain names, likeness, characters, trademarks and/or copyrights in connection with the manufacture, distribution, advertising, promotion and sale of certain articles of merchandise.

      The license extends through December 2002. The agreement includes a non-refundable advance of $50,000 which, has been capitalized as prepaid expense and will be amortized over the life of the agreement. Terms of the agreement include a royalty payment of 6% of net sales with the following guarantees:

      $100,000                   Due No Later Than                   12-31-99
      $100,000                   Due No Later Than                    6-30-00
      $100,000                   Due No Later Than                    9-30-00
      $100,000                   Due No Later Than                   12-31-00
      $100,000                   Due No Later Than                    6-30-01

NOTE 5 - CONVERTIBLE DEBENTURE

      On June 14, 1999 the Company issued $1,000,000 in Convertible Debentures in exchange for $1,000,000 in cash. The agreement, which contains a beneficial conversion feature, stipulates that the debentures may be converted as of the closing date at the lower of $8.50 or 80% of the fair market value of the common stock on the conversion date resulting in the recognition of $250,000 interest expense at closing.

NOTE 6 - EQUITY TRANSACTIONS

      Sale of Preferred Stock and Warrants

      On July 16, 1999 (the "issuance date") the Company issued 15,000 shares of convertible preferred stock and 223,881 warrants to purchase common stock in exchange for $1,500,040 cash. The preferred stock contains a beneficial conversion feature whereby it is convertible immediately at the lesser of $8.59 or 80% of the fair market value of the common stock on the conversion date. The warrants vest immediately, expire on July, 2000 and are exercisable at $10.31 per share. As a result of accounting for the beneficial conversion feature, the Company charged a $375,011 dividend to retained earnings on the issuance date. (See Note 3)

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

NOTE 7 - ACQUISITIONS

      (A) Acquisitions of Subsidiaries and Subsequent Recission

      On March 18, 1999 the Company acquired IMMMU, Inc. ("IMMMU") and IMMCEL Pharmaceuticals, Inc. ("IMMCEL"), two companies related through common stockholders, in a transaction accounted for as a purchase. Under terms of the agreement, 235,000 shares of the Company's common stock, $50,000 in cash and an option agreement for shares of the Company's common stock exercisable based on stipulated Company performance criteria were exchanged for all of the issued and outstanding capital stock of IMMMU and IMMCEL. Subsequently, the Company entered into a recission agreement of the purchase. Activity from IMMMU and IMMCEL are not part of these consolidated statements. The common stock shares are recorded as "Common Shares Advanced" and deducted from stockholder equity and the $50,000 is recorded in Accounts Receivable - Other. The Company incurred a loss of $94,225 from operating the companies during 1999 which is recorded in Accounts Receivable - Other with a reserve for 100% recorded as bad debt.

      (B) Asset Accumulation

      On May 24, 1999 the Company acquired certain assets of Ice Cold Water Co., Inc. ("ICW") including certain receivables, inventory, property and equipment, a customer list and the name "Ice Cold Water" and all other intellectual property rights associated with the name. Under terms of the agreement, the Company acquired the assets for $20,000 in cash and a $100,000 promissory note at 8.5% per annum which is due in four monthly installments of $25,000 plus accrued interest, commencing June 10, 1999. A balance of $30,406 remains outstanding at August 31, 1999.

                              TRIMFAST GROUP, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL STATEMENT PRESENTATION

      The financial statements are presented without comparable 1998 quarterly information. The Company was not publicly traded in 1998 and systems, though adequate to address annual audit needs, were not in place to allow for extracting reliable quarterly information.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

RESULTS OF OPERATIONS

      Sales for the nine months ended September 30, 1999 were $581,337 as compared to $1,925,332 for the year ended December 31, 1998 ($1,443,999 adjusted proportionately for the nine months ended September 30, 1998.). The significant decline in sales is primarily attributable to the Company's decision to discontinue the sale of Revivarant, a muscle replenishment supplement. This decision was initiated by an industry wide investigation by the Food and Drug administration into the active ingredient in Revivarant. Management had expected that the introduction of the Immcel and Immmu product lines would add to revenues. However, customer acceptance proved disappointing and the prior owner, and key employee refused to honor his contractual commitments to manage the Company. As a result, the Company has rescinded its agreement with the prior owners of Immmu and Immcel and will focus on the expansion of its own line of nutritional supplements. All rights title and interest to the Immmu/Immcel product lines will revert back to their prior owners, all consideration paid or received will be returned and any profits or losses generated from the operation on Immmu/Immcel will be allocated to its prior owners.

      Management believes that a significant boost to its revenues will be generated from its licensing agreement with World Championship Wrestling ("WCW"). The Company intends to sell high nutrition, energy bars with the WCW logo and images of the various wrestling personalities. Both food brokers and retail stores have shown tremendous interest in the product. The Company anticipates shipping the bars in December and January with a national advertising campaign tentatively scheduled to begin in February. While there can be no assurance that the product will meet anticipated demand, management believes that the sale of the WCW energy bars will be a significant source of revenues for the Company.

      With the acquisition, formation and expansion of business activities during 1999, operating expenses increased significantly. Salaries for the year ended December 31, 1998 total $221,773 as compared to $505,372 for the nine months ended September 30,

1999. New employees had to be hired to handle the increased business activities of the Company.

      For the nine months ended September 30, 1999 the Company recorded $1,467,900 in professional fees. Management anticipates that professional fees will decline significantly in the future.

      Selling general and administrative expenses were $423,289 for the year ended December 31, 1998 as compared to $623,451 for the nine months ended September 30, 1999. Approximately $175,000 of this increase was attributable to advertising for NutritionCafe.

      Approximately $250,000 of the interest expense of $354,569 is attributable to the intrinsic value of the convertible debenture executed by the Company.

      Net income for the year ended December, 31 1998 was $43,063. The Company has generated a net loss of $2,731,172 for the nine months ended September 30, 1999 and a net loss of $0.77 per share.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1998 as compared to September 30, 1999

      Total cash and cash equivalents as of September 30, 1999 were $100,312 as compared to $120,938 as of December 31, 1998, a decline of approximately 17%. Trade receivables declined from $357,889 to $318,407 and inventory increased from $188,737 to $377,270. This increase in inventory is attributable to the launch of Nutrition Cafe and the required inventory the Company is required to carry to meet customer orders.

      Total current assets increased approximately 40%, increasing from $679,309 to $1,308,267.

      Property and equipment increased from $33,403 to $1,459,270. This increase is due primarily to the purchase by the Company of the facility which houses its warehouse operations for Nutrition Cafe and the equipment purchased to operate this facility. The $228,705 attributable to software development represents the Company's investment in the Nutrition Cafe website software.

      The Company also experienced a significant increase in liabilities. Accounts payable increased from $625,757 to $926,612 and the Company issued convertible debt instrument in the amount of $1,000,000. The proceeds raised from this debt offering were used to purchase the warehouse facility.

      Management believes that the Company has sufficient revenue and reserves to finance ongoing business activities.

Part II. Other Information

      Item 6 Exhibits

      Exhibit 27

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrimFast Group, Inc.


/s/ Michael Muzio
----------------------------
BY: Michael Muzio, President

Dated: This 22nd day of November 1999