Form 10KSB
period 1999-12-31
TRIMFAST GROUP INC
filed 2000-04-13
CIK 1089297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

                           Commission File No. 0-26675

                              TRIMFAST GROUP, INC.
             (Exact Name of Registrant as specified in its charter)

              NEVADA                                     88-0367136
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           777 S. Harbour Island Blvd. Suite 780, Tampa, Florida 33602
                    (Address of principal executive offices)

                                 (813) 275-0050
                         (Registrant's telephone number)

              Securities registered under Section 12(b) of the Act:

                 Title of each class to be registered:     None

           Securities registered pursuant to section 12(g) of the Act:

       Title of each class to be registered:  Common Stock, $.001 Par Value

                             Name of exchange: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

____Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2000 is $13,329,000.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS.

            Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ________    NO __________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of March 31, 2000, there were 5,097,362 shares of the Company's $.001 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-SB filed July 12, 1999 and subsequently amended December 23, 1999 and March 23, 2000
Form 8-k filed March 31, 2000

      This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                                     PART I.

ITEM 1. DESCRIPTION OF THE BUSINESS.

(a)   Business Development.

We were incorporated in the State of Nevada on February 23, 1987 as Kendrex Systems, Inc. We engaged in several different areas of business until we began our current operations in August 1998 with the acquisition of TrimFast, Inc.

Prior to and at the time of this transaction, TrimFast, Inc. was engaged in the business of formulating and distributing dietary and vitamin supplements. We entered into the merger with TrimFast, Inc. because we believed that the nutrition and vitamin supplement field represented a business opportunity for us and we continue to explore opportunities in this field through several wholly owned subsidiaries.

We sell vitamins under our own product line and under licensing agreements with various third parties. In June 1999 we developed our first private label product by entering into a licensing agreement with the World Championship Wrestling Organization ("WCW") to produce Energy Bars in three flavors under the WCW brand name in the United States, its territories and possessions and its Military Installations. This license agreement is non-exclusive and expires on December 31, 2002. This agreement provides that we may use logos, slogans and the likeness of WCW wrestlers, as provided by WCW, on the labels of our energy bars, which have been designed to target an audience of millions of adults and children watching and attending professional wrestling matches. In February 2000 we entered a licensing agreement with Marvel Comics which gives us the right to market Spiderman's Children's Chewable Multi-Vitamin and Mineral Supplements.

With the growth of the Internet, we developed an Internet site, NutritionCafe.com The website is designed to provide nutritional information, provide links to other informative sites and to market and sell our products.

We recently acquired Nutrition Clubstores. Nutrition Clubstores are staffed point of purchase "micro-stores" or "kiosks" located in gyms and other health clubs, carrying popular brand sports and general nutrition supplements. The stores range in size from 8' x 8' to 12' x 12'. The stores currently carry over 300 popular, leading brand sports nutrition products, drinks and bars. As we begin to integrate these Clubstores with our own operations, we plan to introduce more of our products into the product sales mix.

(b) Principal Products and their Markets.

NUTRITIONAL PRODUCTS.

We are engaged in the nutraceutical business. We formulate, distribute and market natural dietary supplements and health and fitness products through wholesale and retail outlets. Third parties do all manufacturing of our products.

We sell approximately thirty-three (33) varieties of vitamins, nutritional supplements, weight loss and muscle growth supplements and food supplements under brand line names TrimFast, Body Life Sciences and IMMMU. TrimFast and Body Life are our own product lines. We sell the IMMMU products through an exclusive distributor agreement in Canada. Products are formulated in vitamins/minerals combinations with varying potency levels. They are offered in soft-gel, two piece capsule, chewable, and liquid and powder forms to accommodate various consumer preferences.

There can be no assurances that any of our products will produce the desired results since the consuming population is diverse in their physical, psychological and mental makeup and differs in their metabolic rates, genetic composition and other factors and hence there is no scientific basis for believing that any of the desired results will be produced. Further, there have been occurrences where ingredients in certain nutritional supplements have been determined to be harmful when consumed by humans. We believe that our products do not currently contain any ingredients not safe for human consumption, however there is no assurance this assumption is correct. (See Item 3 Legal Proceedings). Any product liability claims made against us could have an adverse affect on our business. Many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. In addition, although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these innovative product ingredients in concentrated form. Accordingly, no assurance can be given that our products, even when used as directed, will have the effects intended or be safe for human consumption. However, because we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies (which may not adhere to the same quality standards as we do), we could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. With respect to product liability claims, we have $1,000,000 per occurrence and $2,000,000 in aggregate liability insurance subject to a self insurance retention of $10,000. In addition, if such claims should exceed $2,000,000, we have excess umbrella liability insurance of up to $4,000,000. However, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

PRINCIPAL PRODUCTS.

The TrimFast Dietary Supplement, formerly named Herbal Plus, was introduced in January of 1999. It is an all-natural herbal formula marketed weight loss supplement. It is sold by distributors and in the following health food stores and weight loss centers: Ansley's Natural Marketplace, Beehive Natural Foods of Miami, The Honey Tree, Health Quest, Natural Nutrition, Physicians Weight Loss Clinics and Supplement Warehouse. TrimFast was designed to assist in curbing appetite and increasing metabolism to affect the fat burning process. In addition, TrimFast was designed to increase energy and reduce water retention. However, there can be no assurances that this product will have such effects uniformly upon all users since the consuming population is diverse from the standpoint of various metabolic rates. The TrimFast product has also been used in combination with St. Johns Wort to provide the mental drive in implementing the positive effects of St. Johns Wort - reducing stress and nervous tension and causing an alert mood. This product is packaged in a one-month supply bottle.

Immune Blast, introduced in July of 1998, is an all-natural immune system enhancer designed to aid in the prevention of colds and flu. The product is marketed to the distributors: Abyss Distributors and Nutraline Distributors.

Max Impact is an entire product line targeted to convenience stores and gasoline outlets. The products include all-natural packages, thirty count bottles and daily supply packages of St. John's Wort, Trim Fast, Sudden Energy and Ginseng Zing.

Kicks, introduced in October of 1998, is an all natural chewable multi-vitamin and mineral supplement developed and formulated exclusively for active children and young athletes. This product is designed to compete with national brand children's vitamins such as Flintstones.

The TrimFast Weight Loss Bar is a new product we introduced on June 14, 1999. We designed this product to assist the user in a weight loss program by helping to curb appetite, increase metabolism and increase energy levels; however, there can be no assurance that any one or all of these effects will be produced in all or any case. This product was designed to be implemented in conjunction with a sensible nutritional diet program with exercise. The product was designed to compete with several national companies including Slim Fast, Nestle's, MediFast and Pounds Off nutrition. This product is offered in three flavors: chocolate chocolate chip, chocolate peanut butter and passion fruit.

St. John's Wort: The only herb that has been scientifically studied and proven to elevate mood and positive outlook, reduce stress and nervous tension which is used to treat depression and mood related ailments.

Body Life, our wholly owned subsidiary, will market under its trade name Muscle Recovery nutritional supplement. This product is a comprehensive remedy for muscle aches, pains and soreness. It is to be taken immediately after injury or exercise to boost the body's natural recuperative powers.

To date, we have not undergone any research and development of potential new products or regarding any other areas of potential development. Although we plan to devote 2% of our revenues to research and development within the next fiscal year, such plans are totally dependent upon a number of factors, including: sufficient revenue streams to support this expense, the retention of qualified personnel participating in research and development. Currently we employ Steve Kushner, the company nutritionist that has over 20 years of practical experience and trained under Dr. Hazel Parcells. In addition, we must have the ability to attract new qualified personnel to perform research and development and numerous other factors which management may have not currently contemplated.

Competition.

Nutritional and dietary supplement products involve highly competitive markets. We are in the process of developing our marketing strategies and product lines and expect that both will involve an ever-changing and evolving process. Although we will attempt to competitively price our products, provide superior quality products, and achieve success through attentive and efficient customer service and effective marketability strategies, we are limited by a number of factors, including the developmental character of our company and the unpredictability and uncertainty of our future revenues. In addition, we are limited by the intensely competitive nature of the dietary food and vitamin product industry in which more established companies may offer any combination of the following: superior service, more competitive pricing, superior product quality and availability, a variety of marketing strategies and distribution networks and profitability achieved through sales volume and narrow profit margins. There are many well-established competitors with substantially greater financial revenues, as well as, significant new market entrants. Many of these competitors have been in existence for substantially longer periods of time than we have and may be better established in the market where we want to operate. Further, they may have sufficient revenue streams to engage in extensive advertising and promotional campaigns far in excess of our marketing capabilities. In addition, many of the competitors in this field are privately held, leading to unavailability of available data of the size of our competition. Accordingly, our competition is difficult to assess with any preciseness.

INTERNET ACTIVITIES: NUTRITION CAFE

Nutrition Cafe, Inc., a wholly owned subsidiary of the Company, launched its Internet site (www.nutritioncafe.com) in June of 1999. The Internet site became fully operational in July 1999 and currently offers approximately 1,365 products including nutritional products, vitamins, minerals, dietary supplements, sports nutrition products and homeopathic products for sale to the public. These products are also offered at our retail store located in Clearwater, Florida and will be offered at our Nutritition Clubstores. We will attempt to market approximately 10,000 vitamins, herbs, dietary supplements and homeopathic products to members at distributor wholesale prices. The Internet site is planned to promote all of our products as well as, market and sell vitamins and nutritional products from such other manufacturers as Met-Rx, Prolabs and Nature's Way. Our warehouse facility is equipped with adequate facilities and area to accommodate these expanded number of products and product lines.

In addition to offering a complete line of vitamins and supplements, the NutritionCafe.com web page offers visitors and members advice relating to a variety of highlighted subject areas including nutrition, health, diet, physical fitness and nutritional supplements. Daily columns on such topics as health care, vitamins, homeopathic remedies, chiropractic care, fitness and exercise may also be provided. Management believes that the subject areas, style and special features are arranged in a simple, easy-to-use fashion intended to enhance product search and customer knowledge while encouraging repeat business.

There can be no assurance that our Internet site will have the ability to effectively market our current products or those of other manufacturers. In addition, there can be no assurance that our Internet site will be able to market a projected 10,000 such products. The marketability rate resulting from our Internet site is dependent upon revenues from our Internet site and other sources, the relative success of promoting our Internet site and competition from well-established Internet sites operated by strong revenue based companies with long-life operational success.

Membership.

When we originally launched Nutrition Cafe, anyone wishing to purchase products from the Nutrition Cafe was required to purchase a membership at the price of $9.95 per month. Memberships were sold on a pay-as-you-go basis in one month increments. Members had the option to continue their membership each month and no long term agreements were required. On January 19, 2000, we decided to eliminate the monthly membership fee. At that time, there were 1,330 enrolled members.

Payment.

Payment for orders placed on the NutritionCafe.com website may be made by check, money order or credit card. Because of consumer concern on the issue of utilizing their credit card for Internet purchases, we utilize secure server software. This software encrypts all of the customer personal information including credit card number, name and address, so that it cannot be read during Internet transmission.

Availability and Shipment.

Most of the products that are ordered from the Nutrition Cafe site are available for shipment within forty-eight (48) hours. Those products not in stock can be ordered from various distributors or directly from the manufacturer. Delivery time for these products can range from two (2) to four (4) weeks. Orders are shipped via UPS ground transportation. Express delivery options are available at an additional cost. We warehouse approximately 2,000 different products at our warehouse facility located in Clearwater, Florida. Our goal is to continue developing our distribution infrastructure to increase efficiency and support greater customer demand.

Marketing and Promotion.

Our marketing strategy is designed to strengthen the NutritionCafe.com brand name, to increase customer traffic to the NutritionCafe.com website, to build customer loyalty, and to encourage repeat business. We intend to utilize traditional advertising media to gain name recognition in the general public including television, radio and print advertising. We also intend to utilize banners, agreements with search engine providers and hyperlinks. All products sold on our website are offered with a 100% money back guarantee, if the customer is dissatisfied for any reason with the purchase.

Competition.

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. Our current or potential competitors include Rexall Sundown, Metabolife and Lifetrends International, each of which may be or are currently offering their products on the Web. We also face competition from such indirect sources as Yahoo and AOL that are involved in online commerce either directly or in collaboration with other retailers, traditional retailers who currently sell, or who may sell, products or services through the Internet. We believe that the principal competitive edge in our market will be brand recognition, price, selection, and a knowledgeable provider of health care products, reliability and speed of performance. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Our prospective customers already have the opportunity to purchase various nutritional supplements from various websites including greentree.com, rx.com, drugstore.com and vitamin.com.

Retail Location.

On May 15, 1999, we opened a Nutrition Cafe retail store at our warehouse facility in Clearwater. The retail establishment occupies approximately 1,300 square feet of space and caters primarily to local clientele. We expect to use this store to test the viability of opening additional Nutrition Cafe retail establishments.

Raw Materials, Suppliers and Manufacturing.

While we employ our own consultants to develop new product mixes, we do not currently manufacture any of our products; instead, we rely on third-party contract manufacturers. Currently, Innovative Labs, Phillips Pharmatech Labs, Inc., Dolisos America, Inc. and Five Star Brands, Inc. manufacture most of the products for TrimFast and Body Life Sciences.

We procure raw materials from various suppliers, but we contract our finished product production to one third party primarily. Since December 1998, we have used a second production factory for some of our products to reduce the risk of having a sole producer of our products or in the event that any manufacturer ceases operations or cannot continue to manufacture any product for us. We believe that there will be little difficulty in locating a manufacturer to produce any of our products without delivery delays or significantly higher costs.

The raw materials required for the manufacture of our products are readily available from a number of different sources. As such, we do not believe there will be any difficulties obtaining the required raw materials.

GYM KIOSKS

With the acquisition of Nutrition Clubstores, management intends to open up point of purchase "micro-stores" or "kiosks" located in gyms and other health clubs, carrying popular brand sports and general nutrition supplements. The stores will range in size from 8' x 8' to 12' x 12'. There are currently 10 Nutrition Clubstores operating throughout the country; 5 in New York, 2 in Florida, 1 in California, 1 in Iowa and 1 in New Hampshire. The stores currently operate in Gold's Gyms and our initial expansion will be targeted at various Gold's Gym's. We will hope to expand by opening several stores in the same geographic area. We are currently targeting California and Florida for our initial expansion. However, we may pursue opportunities in other parts of the country and open kiosks in facilities other than Gold's gym. The stores currently carry over 300 popular, leading brand sports nutrition products, drinks and bars. As we begin to integrate these Clubstores with our own operations, we hope to introduce more of our products into the product sales mix.

BOTTLED WATER.

In May 1999, we acquired the assets of Ice Cold Water Co. Inc., a bottled water distributor located in the Tampa, Florida area. Ice Cold Water delivers bottled water to a base of customers in the Tampa, Florida area. We operate this business through our wholly owned subsidiary, Cooler Group, Inc. Customers typically either own or rent their water coolers from Ice Water. Rental customers typically sign a one year contract, providing Ice Water with a modest, but relatively stable stream of revenue from both a monthly cooler rental charge and the sale of bottled water. Water only customers generate revenues for us through the sale of bottled water and ancillary services such as cooler repairs. We believe that direct delivery water cooler companies enjoy several advantages over retailers of bottled water.

Management believes the strong industry growth has been and will continue to be driven by: (i) concerns related to the quality of tap water sources, (ii) consumer preferences for healthy products, (iii) taste preferences over tap water and other refreshment beverages and (iv) favorable demographics.

Tap Water Concerns.

The aging of the tap water supply infrastructure and the high cost of adequately maintaining or replacing existing water delivery systems have resulted in an increase in tap water contamination incidences in recent years. Consequently, there has been a decrease in consumers' confidence in the quality of tap water, accompanied by an increase in consumption of bottled water. Management believes that this trend will continue.

Healthy Products.

There is a movement toward a healthier lifestyle and the consumption of healthy products, a theme that we attempt to promote in our varied line of products. Within the "healthy products" segment, clear or natural colored products are experiencing significant growth. Bottled water is perceived as a product with strong health and fitness appeal.

Competition.

The bottled water industry is highly fragmented in North America. The bottled water market is comprised of approximately 2,500 companies generating approximately $4.0 billion in sales. Of these companies, the five largest companies account for approximately 55% of the total market, with the remainder comprised of hundreds of small regional companies. Management believes that the industry will continue to consolidate as (i) operating leverage of the larger companies makes the smaller companies uncompetitive, (ii) succession issues at many smaller, family owned companies lead a number of independent companies to exit the industry, and (iii) pressure to meet improving water quality standards eliminates low quality producers.

We compete in the "alternative to tap water" market in two areas. First, we compete directly with other home and office delivery bottled water companies in our geographic markets. This segment is highly fragmented with the vast majority of the companies being operated as small entrepreneurial and family owned businesses. We also compete indirectly with companies that distribute water through retail stores and vending machines.

Management believes that the competitive advantage of water coolers over these alternative distribution channels is primarily based on the convenience of home or office delivery and, to a lesser extent, price. Similarly, we compete with providers of on premises water filtration systems, including systems distributed through retail outlets, which we believe are aimed at less affluent consumers. In certain markets, we market and provide on premises water filtration systems.

The "alternative to tap water" industry also includes a number of well established well capitalized companies. These include Nestle S.A., which owns Perrier and the Perrier Group of America. Perrier Group of America operates the Arrowhead, Poland Spring, Zephyrhills, Ozarka, Oasis and Great Bear brands. Suntory owns Belmont Springs, Hinkley & Schmitt, Crystal, Kentwood, and Polar. BSN Group owns the Evian and Dannon brands and also operates the Crystal Spring (Toronto), Spring Valley, and Laurentian businesses. McKesson Corporation operates the Sparkletts business. Ionics Incorporated operates the Aquacool businesses. In addition, United States Filter Corp. and Culligan Water Technologies, Inc. compete in the water filtration segment.

Business and Products.

We primarily market two types of water. These are spring water and premium drinking water.

Spring Water.

Spring water is water that has been naturally filtered by its passage through various geological layers, and is drawn from a protected underground reservoir called an aquifer. It can then be either bottled at the source or transported in stainless steel tankers to a more strategically located bottling facility. Before bottling, spring water is passed through a micron filter that removes sediment while retaining the natural mineral content of the water. The water is then purified through an industry standard purification process known as ozonation.

The Company draws its spring water from local sources. The spring water is bottled at the source or transported to an independently owned bottling facility. At the bottling facility, the spring water is filtered and ozonated. Ozonation is a process whereby impurities not removed through ordinary filtration are removed through the injection of oxygen. The process involves a special form of oxygen, ozone, which is the strongest disinfectant and oxidizing agent available for water treatment. The added oxygen quickly dissipates and results in tasteless and odorless purification as compared to chlorination. This process is designed to prevent bacteria and other contaminants from being transferred from the spring or the tanker to the finished product.

Premium Drinking Water.

Premium Drinking Water is drawn from local municipal sources. It is passed through a series of carbon and sand filters, processed by either reverse osmosis or deionization, ozonated and then bottled. Premium drinking water has 99.9% of all impurities removed from it, including its natural mineral content.

Premium drinking water, like spring water is obtained from an independent bottler. Premium drinking water is accessed through local, publicly available water supplies. It is further purified through reverse osmosis to remove chlorine and other chemicals frequently found in tap water. The product then goes through the ozonation process prior to bottling as premium drinking water.

All water is obtained from sources in the Tampa area. We do not do any bottling; rather, we rely upon independent bottlers to deliver our supply of water bottles and coolers that, in turn, are delivered to our customers.

Water Coolers.

Rental customers typically sign a one year contract, providing us with a stream of relatively stable revenue from both a monthly cooler rental charge and the sale of bottled water. While pricing varies depending on the water cooler selected and the lease term selected by the customer, our current average monthly rental charge for our coolers is approximately $8 -$10 per month.

We strip down, clean, and redeploy returned water coolers prior to all new installations.

Our average cost per water cooler is approximately $150, and we estimate that the average life of a water cooler is ten (10) years. The typical pay back period on a water cooler investment (assuming only rental revenue) is approximately fifteen (15) months. In the event of termination of the rental agreement, water coolers can be readily redeployed at a relatively low cost to us. In addition, we charge a water cooler collection fee in certain markets when a customer opts to discontinue purchasing water.

Delivery.

We believe that one of the most important success factors in the delivered bottled water business is delivery route efficiency. Route efficiency is the critical cost factor in the water cooler business, as the average cost of local delivery per bottle is over four (4) times the cost of preparing one (1) bottle for distribution. However, the marginal distribution cost of an additional bottle on an existing route is relatively low.

Distribution Methods for our Dietary and Nutritional Supplements.

We utilize five different distribution channels for our health and fitness products. These are wholesalers, distributors, food brokers, and direct sales to retail outlets and the Internet. Currently, we distribute to twelve (12) wholesalers and fifteen (15) distributors. We also have agreements with eleven
(11) food brokerage firms that sell products to nationwide retailers and distributors.

Wholesalers buy products directly from us. These wholesalers in turn sell to independent sales agents, who then sell to various retail establishments. The distributors on the other hand buy the product directly from us and resell to various retail outlets. Brokers are contracted to sell our products to retail chains, distributors and wholesalers. Any retail accounts secured by the brokers are directed to the distributors that currently supply the retailer with other products.

Wholesalers and distributors are set up on terms of two percent (2%) fifteen-
(15) days net thirty (30) days as long as pre-approved credit has been established. If credit has not been approved, we require one-half (1/2) of the purchase order price upon ordering and the balance due on delivery.

We also market through direct response television advertising. Inside sales personnel who work directly for us will accept orders, arrange for production and delivery of the products as required to service demand and co-ordinate delivery of product to retailers and end customers.

Prospective retail locations include convenience stores, supermarkets, drug stores, health clubs, gasoline outlets, restaurants and bars, and health specialty outlets.

Once the purchase order has been verified, shipping instructions are delivered to our distribution center where orders are fulfilled within forty-eight (48) hours. Typically, product orders are generally shipped by UPS ground transportation and customers receive their product within seven (7) days. Express delivery services are also available. Express product orders are generally shipped within twenty-four (24) hours. Special order products may take up to a week to deliver but, in general, can be shipped within seventy-two (72) hours. Unless alternate payment plans are provided, payment is due within thirty
(30) days of delivery.

Dependence on a Few Customers.

      We have no significant concentration of customers.

Intellectual Property.

We currently rely primarily on common law and proprietary protection. Our business prospects will depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. We do not hold a trademark registration for most of our products. We have been granted trademarks in the state of Florida for TrimFast, Herbal Blast and Water with an Attitude. TrimFast has also been registered with the U.S. Patent and Trademark Office (75-029550). The Company has applied and intends to apply for trademark protection for several of its products. There can be no assurance that any application that the Company may file will be approved or even if obtained, that the use of the mark will not violate the proprietary rights of others or that our trademarks would be upheld and not prevented from using our trademarks, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition.

We also rely on trade secrets and proprietary know how so such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. We do not maintain confidentiality or non competition agreements with all of our executives, key personnel or suppliers. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

Unlike pharmaceutical products that rely on specific combinations of drugs and chemicals, patents cannot protect herbal products. However, management believes that simply knowing the ingredients to an herbal product does not mean that other manufacturers can duplicate the product. Effective trademark, copyright and trade secret protection may not be available in every country in which we may offer or intend to offer or sell our products. Failure to adequately protect our intellectual property rights could harm brand-name recognition, devalue our proprietary content and adversely affect our ability to compete effectively in the marketplace. Further, defending the intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially affect the operations of the business. While we believe that our steps are adequate to secure our intellectual property rights, there can be no assurance that a third party will not misappropriate any of our proprietary information.

Government Approval and Regulation

We do not plan to collect sales or other similar taxes in respect of goods sold by our Nutrition Cafe.com website except where required by law for purchasers located in certain jurisdictions. However, one or more states or the federal government may seek to impose sales tax collection obligations on out state companies (such as nutritioncafe.com) which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our Internet products and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as sales tax, libel and personal privacy is uncertain and may take years to resolve.

In addition, since our service is available over the Internet in multiple states and we may sell to numerous consumer residents in such states, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject our business to taxes and penalties for failure to qualify. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies. The most active regulation has been administered by The Food and Drug Administration (hereinafter the "FDA") which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (hereinafter the "FDCA") and regulations promulgated thereunder. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics. In addition, the Federal Trade Commission (hereinafter the "FTC") has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over the counter drugs, cosmetics and foods.

Although the dietary supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and other dietary ingredients, now have been statutorily affirmed as a "food." Dietary supplement companies are authorized to make substantiated statements of nutritional support and, subject to several possible limitations, to market manufacture substantiated safe dietary supplement products without FDA pre-clearance. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 (hereinafter "DSHEA"). DSHEA was enacted on October 15, 1994. It provides a new statutory framework governing the composition and labeling of dietary supplements. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, dietary supplements are generally excluded from the legal definition of "food additive."

With respect to composition, DSHEA created a new class of "dietary supplements", consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least seventy-five
(75) days before the initial introduction into interstate commerce use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within thirty (30) days after its initial use. The manner for making the disclosure and notifying the FDA are set forth in the regulations. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that we decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or our submission, and the FDA's approval of a New Drug Application (hereinafter "NDA"), which would entail costly and time consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature is exempted from FDA regulation as dietary supplement "labeling" and may be used in connection with the sale of dietary supplements to consumers. Such a publication may be so used if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a "misbranded" product.

DSHEA permits substantiated, truthful and nonmisleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. We anticipate that the FDA will promulgate Good Manufacturing Practices (hereinafter "GMPs"), which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. Management anticipates that the FDA may promulgate GMP regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations specific to dietary supplements, that either we or our manufacturers will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the FTC, the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which our products are sold.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (hereinafter the "FTCA"). Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is and unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for its products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods. There can be no assurance that state and local authorities will not commence regulatory action that could restrict the permissible scope of our product claims.

Employees.

With the addition of Nutrition Clubstores, we currently have forty five (45) employees, of whom twenty three (23) are employed full-time and twenty two (22) are employed part-time.

Year 2000 Compliance.

Our systems are Year 2000 ("Y2K") compliant. The cost of such compliance on our part was less than $5,000. We have experienced no adverse affects related to the Y2K compliance issue at any time. We are unaware of any adverse affects experienced by any of our suppliers related to the Y2K compliance issue.

ITEM 2 PROPERTIES

Our executive offices are located at 777 South Harbour Island Boulevard, Suite 780, Tampa, Florida 33602, where we lease approximately 2,772 square feet of office space at a monthly rent of $5,197.50. We feel that this space is adequate for our needs at this time. The current lease term expires on October 31, 2004. Upon such expiration, we believe that we will be able to obtain renewal terms or a lease for new space at terms favorable to the Company.

We have purchased a 17,000 square foot warehouse facility in Clearwater, Florida. The total purchase price for the property was $1.2 million. This facility houses our Nutrition

Cafe operations.

Item 3 Legal Proceedings.

Product Liability.

Seven lawsuits and claims have been made or filed against us in connection with the sale of Revivarant, a product containing the chemical GBL which has been determined by the Food and Drug Administration to be unsafe for human consumption. This substance was sold throughout the United States in health stores. Pursuant to a voluntary agreement with the Food and Drug Administration, we have removed this product from sale.

In an action filed in the District Court of the Fourth District of Idaho on June 7, 1999 (Case No. CV PI 9900250D; Jensen v. Body Life Sciences, Inc. & Trimfast Group, Inc. ), in an action filed in the Circuit Court for Harrison County, Mississippi on June 14, 1999 (Peck v. Trimfast Group, Inc.) and in a separate action filed in the Circuit Court of Tennessee for the Thirteenth Judicial District at Memphis on April 5, 1999 (Case No. 301672-5TD; Cliffton v. Body Life Sciences, Inc., seeking $400,000 in compensatory damages and $350,000 in punitive damages), the consumer of the product alleges serious harm, including seizures and loss of consciousness requiring hospitalization, from the consumption of Revivarant. In the Jensen case, the plaintiff has requested an unspecified amount of damages "to be proven at the time of trial, including punitive damages." In the Peck case, the plaintiff has requested an unspecified amount of "actual, compensatory and punitive damages." In an action filed by Anthony Brooks against Body Life Sciences, the case is now pending in federal court in the United States District Court for the Western District of Tennessee as a companion case to the Clifton litigation. We estimate that the total damages sought in these cases may be millions of dollars in aggregate. We have retained counsel to represent our interests in these claims, but have not had a sufficient period of time to investigate the merits of these claims.

All of the aforementioned claims have been submitted to Royal Insurance Company who issued a product liability policy on behalf of our third party manufacturers. At the time that the alleged causes of action arose, we had no product liability insurance in our own name. We have since obtained a policy with an effective date of May 27, 1999. Our product liability insurance will not be available to cover these claims, should we be found liable. As such, our business, results of operations and financial condition could be adversely affected, if we are found liable for these claims.

Since our product liability insurance only became effective on May 27, 1999, we have no insurance coverage for the above mentioned claims or for future claims relating to the sale of Revivarant. Further, we have insufficient assets available to pay any such product liability claims. Any judgment or claim in favor of the Claimant could have a materially adverse effect our operations.

We are presently engaged in various legal actions as mentioned above, although ultimate liability for such other actions cannot be determined at the present time. As a result, our business could be adversely affected.

Intellectual Property.

In June of 1999, we received a written communication from counsel for Slimfast Foods Company including a demand to cease and desist use of the TrimFast name. To date, no litigation has been filed in this matter, and management feels confident that our registration of the name with the U.S. Patent and Trademark office as well as the State of Florida will be sufficient to defend this usage. We believe that there is no confusion between the TrimFast and Slimfast in the marketplace, and the matter has been referred to outside counsel for an opinion on this matter. Should Slimfast Foods Company file suit in this matter and a judgment be rendered against us, it could have a material adverse effect on our business and operations.

Breach of Contract.

Phillips Pharmatech Labs filed suit against us on July 12,1999 (County Court Pinellas 99-004791; Phillips Pharmatech Labs v. Body Life Sciences, Inc.) seeking damages in the amount of $14,000 in outstanding invoices for prior products not delivered. We have not had the opportunity to evaluate the likelihood of an unfavorable outcome in this suit, but plan to vigorously defend this action. Should a judgment be granted against us, the amount should not exceed the damages claimed.

On June 14, 1999, a suit was filed against us for breach of contract (Case No. 99-8611CC; L.and N. Label Company, Inc. v. Trimfast, Inc.) claiming damages in the amount of approximately $10,500.00 as a result of labels being produced for us. We have not had the opportunity to evaluate the likelihood of an unfavorable outcome in this suit, but plan to vigorously defend this action. Should a judgment be granted against us, the amount should not exceed the damages claimed.

On April 21, 1999, a suit was filed against us for breach of contract (Case No. 99-5117CC; Graffitti Graphics Corporation v. Trimfast, Inc.) claiming damages in the amount of approximately $5,500.00. We have not had the opportunity to evaluate the likelihood of an unfavorable outcome in this suit, but plan to vigorously defend this action. Should a judgment be granted against us, the amount should not exceed the damages claimed.

On June 1, 1999, a suit was filed against us for breach of contract (Supreme Court of New Jersey Docket # BER-L-4756-99; Kingchem, Inc. v. TrimFast Group, Inc.) claiming damages in the amount of approximately $35,000.00. Currently, management is trying to resolve this dispute by making payments over time. The parties have not reached any agreement and we have made no payments as of the date of this registration statement. Should a judgment be granted against us, the amount should not exceed the damages claimed.

An action has been commenced in the United States District Court for the Southern District of New York against TrimFast Group, Inc. Harry Kay, its former president, Arcobel Investment and Interwest Transfer Company, our former transfer agent. The suit alleges, that 600,000 shares of the TrimFast stock which was previously owned by Kay was improperly canceled by the Company while still validly owned by the Plaintiff Gainsford Ventures, SA. Gainsford has demanded the removal of the stop transfer order from their share certificate(s) or in the alternative demanded that the company reissue new share certificates. Gainsford has also alleged in its complaint a breach of fiduciary responsibility on the part of the Company. In addition to the allegations made by Gainsford Ventures, Royalsea International Incorporated, a Panamaniam corporation has alleged a breach of a consulting agreement with the Company and is seeking the issuance of 270, 000 shares of the company's common stock. In addition to the remedies set forth herein, the Plaintiffs seek $100,000 in compensatory damages and $10,000,000 in punitive damages. As of April 6, 2000, the Company has not been formally served with the complaint, has not had an opportunity to retain counsel, has not had an opportunity to review the merits of the allegations contained therein or to discuss the facts surrounding the transactions with the named Plaintiffs with the Company's former president, Harry Kay.

Aryeh Trading has recently filed an action in Pinellas County Circuit Court (Case No. 00-802) against TrimFast seeking specific performance pursuant to an agreement for the Company to purchase 155,000 shares of the Company's common stock at $8.25 per share. The Plaintiff also seeks to foreclose on a mortgage on real property. The Company believes that the instrument which allegedly created the Plaintiff's interest in the real property is not in recordable form and can not be the basis to file a mortgage foreclosure action. The Company has filed a Motion to Dismiss with respect to both causes of action.

Francois Goela has recently filed an action in Hillsboro County Circuit Court (Case No. 00-1444) against TrimFast Group, Inc., Michael Muzio and certain other parties in connection with delivery of 22,000 shares of TrimFast shares. The Plaintiff seeks delivery of the shares of common stock pursuant to the agreement and seeks compensatory and punitive damages in excess of $500,000. The complaint also seeks punitive damages totaling $293,000 under Section 772.11 Florida Statute. The Company is currently in settlement negotiations on this matter.

Other.

In 1999, we initiated a legal proceeding against a former major customer in April of 1999 (Case No. 99-003807; Body Life Sciences, Inc. v. Threshold Technology, Inc.) to collect amounts receivable from such customer in an approximate amount of $535,000.00 as of December 31, 1998. Such receivables related to products sold to that customer during 1998, a portion of which were voluntarily recalled by us in January 1999, but never returned by the customer. The amounts recalled included 27 boxes of (12 count) 32oz. Revivarant, 1 Box of (9 count) 32oz. Revivarant, 3 Bottles of 4oz. Revivarant, 29 Boxes of (12 count) 200g Revivarant and some individual products from these lines. These products were voluntarily recalled because they contained GBL, which was found by the FDA to cause significant and potentially dangerous sedating effects. These products have no commercial value as they were recalled. We have had difficulty ascertaining the domicile of corporation, and are in the process of attempting to confirm that we are making a claim against the appropriate defendant. Once this is ascertained, we will proceed with this action.

Bankruptcy.

We incorporated HLHK International Systems Pte Ltd., as a wholly owned subsidiary in the State of Nevada on July 8, 1996 to conduct telecommunications business in Malaysia and Singapore. This entity filed for bankruptcy protection in Singapore, and pursuant to The Companies Act Cap 50, the affairs of HLHK Interactive were wound up by High Court Order No. 84 of 1988 on May 22, 1998. We have no operations through this subsidiary and do not plan to have operations through this subsidiary in the future.

Item 4. Submission of Maters to a Vote of Security Holders

      There were no votes submitted during the fourth quarter of the fiscal year to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)   Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "TRIM." As of March 31, 2000, there were 5,097,362 common shares and 15,000 Convertible Preferred Class A shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock. Please note that the prices reflected prior to August 12, 1998 reflect those of

World Group and are not representative of the current business activities reflected throughout this registration statement.

                                                High Bid          Low Bid
1998
Quarter Ended March 31, 1998                     $12.50            $2.50
Quarter Ended June 30, 1998                        5.31             3.10
Quarter Ended September 30, 1998                   2.60             1.50
Quarter Ended December 31, 1998                    5.30             1.20

1999
Quarter Ended March 31, 1999                      $6.31            $2.75
Quarter Ended June 30, 1999                       10.37             5.12
Quarter Ended September 30, 1999                  9.187             7.06
Quarter Ended December 31, 2000                    7.31             4.00

2000
Quarter Ended March 31 2000                        7.25             3.50

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following companies serve as market makers for our securities: D.L. Cromwell, Wilson Davis and Knight Securities.

(b)   Holders

As of March 31, 2000 there were approximately 196 holders of record of our common stock.

(c)   Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS.

Sales for the twelve months ended December 31, 1999 were $631,388 as compared to $1,925,332 for the year ended December 31, 1998. Cost of sales were $396,072 as compared to $567,472 resulting in a gross profit for 1999 of $235,316 as compared to $1,357,860 for 1998. Our Gross profit margin in 1998 was approximately 70% of sales as compared to a gross profit margin of approximately 37.2% in 1999 The significant decline in sales is primarily attributable to our decision to discontinue the sale of Revivarant, a muscle replenishment supplement, which accounted for approximately $1.4 million of revenues during 1998. This decision was initiated by an industry wide investigation by the Food and Drug Administration into the active ingredient in Revivarant. With the discontinuance of Revivarant, the Company had to change its product mix. The change in product mix resulted in a significant decline in our margins. Management hopes to identify and concentrate on those products which generate maximum revenues and margins.

Our salaries increased from $221,773 in 1998 to $1,094,575 in 1999. This nearly five fold increase in compensation levels is due to several factors. Until August 1998 we operated as a privately held company and not as a consolidated entity., As a result, the salaries for 1998 consisted of our president/chief executive officer Michael Muzio and our executive vice president, G. Vosler. Our 1999 salaries included a full year of salaries for Mr. Muzio, Mr. Vosler as well as an increased number of support staff. In addition, during 1999 we added two new subsidiaries, Ice Cold Water and Nutrition Cafe, which account for approximately 40% of the increased salary reported. In addition, approximately $500,000 of compensation expense is non-cash relating to common stock issued to employees for services. Moreover, the employment market in Tampa has been highly competitive in 1999 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

During 1999 the company acquired the IMMCEL and IMMMU product lines. However, customer acceptance proved disappointing and the prior owner, and key employee refused to honor his contractual commitments to manage the newly added subsidiaries. As a result, we had to rescind this Agreement. Any profits or losses generated from the operation on IMMMU and IMMCEL have been allocated to its prior owners. We recorded in the "Receivable - other" to account for the loss of approximately $88,000 from operating IMMMU and IMMCEL for the period of time we managed those companies.

Management believes that a significant boost to its revenues will be generated from its licensing agreement with World Championship Wrestling ("WCW"). We intend to sell high nutrition, energy bars with the WCW logo and images of the various wrestling personalities. Both food brokers and retail stores have shown tremendous interest in the product and we have shipped our energy bars to several large distributors. However, technical difficulties in producing the advertising campaign has delayed the launch of the product. While there can be no assurance that the product will meet anticipated demand, management believes that the sale of the WCW energy bars will be a significant source of revenues for the Company.

Management believes that the company will be able to generate additional revenues through the sale of vitamins under its licensing agreement with Marvel comics and with the growth of its point of purchase kiosks in national health clubs and gyms. However, there can be no assurance of the market acceptance of these products or that the company will be able to sell these products in a profitable matter.

For the year ended December 31, 1999, we recorded $4,564,080 in professional fees as compared to $49,511 in 1998. A significant portion of this amount is non-cash expense, representing the issuance of common stock to certain professionals in exchange for professional services. Management anticipates that professional fees will decline significantly in the future.

Selling general and administrative expenses were $423,289 for the year ended December 31, 1998 as compared to $868,810 for the year ended December 31, 1999. Approximately $175,000 of this increase was attributable to advertising for Nutrition Cafe.

Approximately $250,000 of the interest expense of $354,569 is attributable to the intrinsic value of the convertible debenture executed by the Company.

Net income for the year ended December, 31 1998 was $22,026 and net income per share was $.01. As compared to a net loss of $7,403,908 for 1999 and a net loss per share of $1.79.

LIQUIDITY AND CAPITAL RESOURCES.

December 31, 1999 as compared to December 31, 1998

Total cash and cash equivalents as of December 31, 1999 were $44,264, as compared to $120,938 as of December 31, 1998, a decline of approximately 63%. Trade receivables declined from $357,889 to $88,281. Inventory increased from $188,737 to $281,313. This increase in inventory is attributable to the launch of Nutrition Cafe and the inventory that we are required to carry to meet customer orders.

Total current assets decreased approximately 33%, from $679,309 to $456,715

Property and equipment increased from $33,403 to $1,417,381. This increase is due primarily to our purchase of the facility, which houses our warehouse operations for

Nutrition Cafe, and the equipment purchased to operate this facility. The $210,814 attributable to software development represents our investment in the Nutrition Cafe website software.

We also experienced a significant increase in liabilities. Accounts payable increased from $625,757 to $718,362, and we issued a convertible debt instrument in the amount of $1,000,000. The proceeds raised from this debt offering were used to purchase the warehouse facility.

Despite these significant losses, Management believes that we have sufficient revenue and reserves to finance ongoing business activities.

GENERAL.

Due to our lack of revenues and no business plan, our management sought out an acquisition candidate and, on August 11, 1998, acquired all of the issued and outstanding shares of common stock of Trimfast, Inc., a company engaged in the nutraceutical business.

Trimfast, Inc. was organized as a Florida corporation in April of 1997 and, in its first year of operations generated revenues of $22,338. Start-up and operating costs totaled $164,559 that resulted in a net loss of $151,846. Trimfast, Inc.'s president, Michael Muzio, who, as of December 31, 1997, was owed a total of $150,200, funded these operating expenses. Fiscal year 1998 represented the first full year of operations for Trimfast, Inc. From the beginning, management chose not to invest the capital required to lease or acquire the machinery needed to manufacture their products. Instead, Trimfast, Inc. relied upon contract manufacturers, freeing working capital for other matters.

1998 represented a growing year for us. Relationships with distributors, manufacturers and wholesalers had to be established. Manufacturing rates and shipping costs all had to be analyzed and evaluated. With our acquisition of Trimfast, Inc. in 1998, we opened new financing opportunities that would have otherwise been closed to us. We received a significant capital infusion through the issuance of our common stock in private placements and borrowed funds from private lenders.

1999 saw our launch of the NutritionCafe website and the purchase of the assets of Ice Water. Management believes direct sales to consumers will significantly reduce reliance on several customers. During the next twelve months of operation, management remains confident that revenues from operations will be able to support our ongoing operations. Should the Company determine additional financing is necessary, the additional financing will be to expand current or proposed operations.

Debentures.

In June 1999, we entered into a debenture agreement. As a result, we have $1,000,000 of 7.0% convertible debentures outstanding, which mature on June 14, 2002. After the date of issuance and continuing until the maturity date of the Debentures, the Debentures may be converted, at the option of the holder, into shares of our common stock, $0.001 par value per share, at a conversion price equal to the lesser of $8.50 or 80.0% of the 5 day average closing bid price as reported by Bloomberg, LP for the five consecutive trading days prior to the conversion date.

Interest will be paid on the Debentures at a rate of 7.0% per annum, at the time of any conversion, with respect to the principal amount of the Debenture being converted, until the principal amount is paid in full or has been converted entirely. Interest may be paid in cash or shares of common stock, at our option.

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Schvaneveldt and Company previously audited our financial statements. As a result of the stock exchange agreement entered into between the Shareholders of Trimfast, Inc. and us on August 12, 1998, there was a change in control of the Company and a relocation of our principal place of business from Las Vegas, Nevada to Tampa, Florida. As a result of this move, the Board of Directors felt that we would be better served by retaining an accounting firm located in the State of Florida. As a result, we engaged the firm of Weinberg & Co. to conduct our latest audit.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Our Bylaws provide that we shall have a minimum of three (3) directors on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. The directors and executive officers of the Company are as follows:

NAME AND ADDRESS                        AGE        POSITIONS HELD
Michael Muzio                           35         President/Treasurer/Director
4957 Bayshore Blvd.
Tampa Florida 33611

Gregg Vosler                            52         Vice President/Secretary/
851 Lantana Avenue                                 Director
Clearwater Beach Florida 34630

Christopher Hee                         58         Director
3152 Fiesta Drive
Dunedin Florida 34689

John Troy                               37         Chief Financial Officer
4014 W Waters Avenue #1508
Tampa, Florida  33614

The directors named above will serve until the next annual meeting of our shareholders or until their successors shall have been elected and accepted their positions. Directors are elected for one year terms. Mr. Muzio, Mr. Vosler and Mr. Troy are parties to an oral employment agreement with the Company that pays each an annual salary of $150,000 $50,000 and $65,000 respectively. In addition, these oral employment agreements include provisions for family health insurance coverage through the Company, provisions for memberships at the Harbour Island Athletic Club, and Mr. Vosler has use of an automobile owned by the Company.

We have no minimum or maximum bonuses which are implied or expressly communicated to any of our employees. Bonuses are only paid at the direction of our Board of Directors. All factors affecting performance are evaluated, by our board of directors, including the company's overall performance and the impact that individual had upon our performance. If appropriate a bonus amount is proposed to the Board of Directors and is submitted for a vote.

MICHAEL MUZIO: Since 1996, Mr. Muzio has served as president of the Company and Trimfast, Inc. Prior thereto, from 1991 until 1995 he served as chief executive officer of Advanced Medical Diagnostics, Inc. Research and development in health related products represent a significant portion of his prior work experience. In 1994, Mr. Muzio filed for Bankruptcy Protection under Chapter 7 in the Southern District of Florida, Case Number 93-5409-8P7.

GREGG VOSLER: Mr. Vosler has served as vice president of the Company and Trimfast, Inc. since November of 1997. Previously, from June 1996 to November 1997, he served as Director of Development for Physician's Weight Loss Center in Akron, Ohio. In that capacity he was responsible for systems and franchise development in the United States. From 1993 through June 1996, he served as an independent consultant in the medical weight loss and health industry.

CHRISTOPHER HEE: Mr. Hee was appointed to serve as a director of the Company on October 6, 1998. Dr. Hee received his M.D. degree at Sydney University, in Sydney, Australia. He completed his residency at State General Hospital in Melaka, Malaysia. Dr. Hee opened and operated four medical clinics in Tampin, Malaysia. After gaining admission to practice medicine in the United States, Dr. Hee became the Chief Medical Officer of the Tampa Military Processing Station for the United States Department of Defense. Dr. Hee provides the Board with the medical background and skills necessary for the Company to develop vitamins and supplements.

JOHN TROY: Mr. Troy became our Chief Financial Officer in October of 1999. Prior to his current position, he served as a Controller for EnviroSys International from February to September of 1999. From November 1997 through October 1998, Mr. Troy was an Assistant Controller of Raymond James & Associates. From November 1995 through May of 1997, he was Accounting Manager at Lykes, Financial Services Division. Prior to this position, Mr. Troy was a Controller of Chico's FAS, Inc. until March of 1995. Mr. Troy obtained his Associates of Science Degree in May of 1988 from Holyoke Community College and his Bachelor of Science Degree in Accounting from Western New England College in 1990.

Item 10. Executive Compensation

Mr. Muzio, our president and treasurer, oversees the operations of the Trimfast, Inc. subsidiary and in consideration thereof, receives annual compensation of $150,000. Mr. Vosler, the Company's vice president and secretary, oversees sales and in consideration thereof receives annual compensation of $50,000. Mr. Troy is responsible for the accounting and financial reporting of the company and receives annual compensation of $65,000. Mr. Muzio and Mr. Vosler exercise complete control over employee compensation.

The terms and conditions of each officer's employment is reviewed annually by our Board of Directors who may also award annual bonuses. There is no compensation paid to our board members for serving on the Board of Directors. However, board members are reimbursed for all costs and expenses incurred in either attending Board meetings or, for any expenses incurred on our behalf.

The following table sets forth the compensation of the company's three (3) officers for the last three (3) fiscal years:

SUMMARY COMPENSATION TABLE(1)

Name &                   Annual Compensation                             Long-Term Compensation                        Other
Position           Year        Salary                  Bonus          Other         Stock         SARs       LTIP       Comp

Michael Muzio
  President &      1999       $150,000           $0                     $0              $0         $0         $0         $0
 Treasurer         1998       $150,000           $0                     $0        $240,000         $0         $0         $0
                   1997             $0           $0                     $0              $0         $0         $0         $0

Gregg Vosler
  Vice President    199        $50,000           $0                     $0              $0         $0         $0         $0
& Secretary        1998        $50,000           $0                     $0         $96,000         $0         $0         $0
                   1997        $31,000           $0                     $0              $0         $0         $0         $0

John Troy
    Chief          1999        $52,500           $0                     $0              $0         $0         $0         $0
Financial          1998                          Not employed
Officer                                          with the company
                   1998                          Not employed with
                                                 the company.

(1) The amount used in this table were calculated using the market close price for TRIM common stock on December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the security ownership of certain beneficial owners of the Company as of March 31, 2000 known to own more than 5% of the Company's common stock:.

TITLE OF       NAME & ADDRESS           NO. OF & NATURE OF         %OWNED
CLASS                                   OWNERSHIP

Common    Michael Muzio                      1,033,846: Direct      20.28%
          4957 Bayshore Blvd.
          Tampa, Florida 33611

Common    Mark Sansom                          312,000: Direct       6.12%
          4061 South Powers Circle
          Salt Lake City, UT 84124

Common    Carroll Edwards                      300,000: Direct       5.8%
          Box 219
          Marshville, NC 28103

Common    Nutrition Superstores.com Inc.       570,000: Direct      11.18%
          3600 Investment Lane Suite 102
          West Palm Beach, FL 33404

Security Ownership of Officers and Directors.

TITLE OF                                      NO. OF       NATURE OF
CLASS      NAME & ADDRESS                     SHARES(1)    OWNERSHIP      %OWNED

Common     Michael Muzio                     1,033,846       Direct       20.28%
           4957 Bayshore Blvd.
           Tampa, Florida 33611

Common     Gregg Vosler                              0       Direct        00.0%
           851 Lantana Avenue
           Clearwater Beach, Florida 34630

Common     Christopher Hee                       1,749       Direct         Less
           3152 Fiesta Drive                                             Than 1%
           Dunedin, Florida 34689

Common     John Troy                            10,000       Direct         Less
           4014 W Waters Avenue #1508                                    Than 1%
           Tampa, Florida  33614

--------------------------------------------------------------------------------
All Officers and Directors as a Group
(3 Individuals)                              1,045,595       Direct       20.51%

Any shares of Common stock underlying outstanding options, warrants or convertible debentures are included in the figures under number of shares.

Changes in Control.

There are currently no arrangements, which would result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.

On August 12, 1998, we acquired all of the issued and outstanding shares of common stock of Trimfast, Inc., in exchange for the issuance of 13,705,488 shares of our common stock. In conjunction therewith, Michael Muzio acquired 975,000 shares of our common stock and Gregg Vosler was issued 120,000 shares of our common stock. As a result of this transaction the shareholders of Trimfast, Inc. gained control of our Company after August 12, 1998.

On December 8, 1998, Mr. Muzio purchased all 508,313 shares of our outstanding common stock held beneficially by our prior principal shareholder in a private transaction.

Effective December 31, 1998, our principal shareholder exchanged $126,664.00 of loans due to him by us for 70,358 shares of our common stock. The number of shares received by Mr. Muzio was on a dollar for dollar basis, based upon the outstanding debt obligation as of December 1, 1998 and the stock valued at $1.80 per share, with the debt due Mr. Muzio. During 1998, we issued 65,000 shares of our common stock to Marsha Hardin, an associate and business consultant to Mr. Muzio, in a related party exchange for a loan payable by us in the amount of $40,000.

Mr. Muzio has entered into an oral employment agreement with us, which pays him an annual compensation of $150,000. It is expected that we will renew this agreement in the year 2001. Mr. Vosler has entered into an oral employment agreement with us, which pays him an annual compensation of $50,000. It is expected that we will renew this agreement in the year 2001. Mr. Troy has entered into an oral employment agreement with the company which pays him an annual compensation of $65,000. It is expected that this agreement will be renewed in 2001..

We periodically advance funds to the principal stockholder and his affiliates as well as borrow funds from the same parties. All of these amounts are interest free without specific repayment terms.

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS

 PAGE        1    INDEPENDENT AUDITORS' REPORT

 PAGE        2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999


 PAGE        3    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (LOSS) FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

 PAGES   4 - 5    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

 PAGES   6 - 7    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 1999 AND 1998

 PAGES  8 - 28    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                  1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Trimfast Group, Inc.

We have audited the accompanying consolidated balance sheet of TrimFast Group, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrimFast Group, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency. As discussed in Note 8 (D) to the financial statements, the Company is subject to several legal actions with regard to a product recall whereby uncertainties exist regarding related contingent liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 10, 2000

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    35,858
  Short-term investments                                                  8,406
  Accounts receivable, net                                               88,281
  Prepaid expenses                                                       42,857
  Inventory                                                             281,313
                                                                    -----------
   Total Current Assets                                                 456,715
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                          1,417,381
                                                                    -----------

INTANGIBLE ASSETS
  Goodwill, net                                                          52,754
  Software, net                                                         210,814
                                                                    -----------
   Total Intangible Assets                                              263,568
                                                                    -----------

OTHER ASSETS
  Due from affiliate                                                    279,250
  Rent deposit                                                           15,200
  Cash surrender value of life insurance                                 12,636
                                                                    -----------
   Total Other Assets                                                   307,086
                                                                    -----------

TOTAL ASSETS                                                        $ 2,444,750
------------                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   718,362
  Notes and loans payable                                                76,475
  Due to principal stockholder                                          142,200
  Income taxes payable                                                   20,600
                                                                    -----------
   Total Current Liabilities                                            957,637
                                                                    -----------

Convertible Debentures                                                1,000,000
                                                                    -----------

TOTAL LIABILITIES                                                     1,957,637
-----------------                                                   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Class A, $0.01 par value; 20,000,000 shares
   authorized; 15,000 Convertible issued and outstanding                    150
  Preferred stock, Class B, $0.01 par value; 20,000,000 shares
   authorized; none issued and outstanding                                   --
  Common stock, $0.001 par value; 100,000,000 shares
   authorized; 4,501,682 shares issued and outstanding                    4,501
  Common stock to be issued, $0.001 par value, 20,000 shares                 20
  Additional paid-in capital                                          9,005,609
  Accumulated deficit                                                (7,935,805)
  Other comprehensive loss                                              (21,737)
                                                                    -----------
                                                                      1,052,738
  Less subscriptions receivable                                         (90,625)
  Less shares issued as a security deposit                             (475,000)
                                                                    -----------
   Total Stockholders' Equity                                           487,113
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,444,750
------------------------------------------                          ===========

                 See accompanying notes to financial statements

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999          1998
                                                      ------------  -----------

NET SALES                                             $    631,388  $ 1,925,332

COST OF SALES                                              396,072      567,472
                                                      ------------  -----------

GROSS PROFIT                                               235,316    1,357,860
                                                      ------------  -----------

OPERATING EXPENSES
  Compensation                                           1,094,575      221,773
  Commissions                                                5,235       41,700
  License fees                                             107,143           --
  Depreciation                                              69,808       10,498
  Amortization                                               8,403           --
  Professional and consulting fees                       4,564,080       49,511
  Bad debt                                                 293,977      503,839
  Selling, general and administrative                      868,788      423,289
  Travel and entertainment                                 149,908       64,187
                                                      ------------  -----------
   Total Operating Expenses                              7,161,917    1,314,797
                                                      ------------  -----------

INCOME (LOSS) FROM OPERATIONS                           (6,926,601)      43,063
                                                      ------------  -----------

OTHER INCOME (EXPENSE)
  Realized gain (loss)  on sale of securities - net         (1,957)       1,905
  Unrealized gain on trading securities - net                   --          922
  Gain on sale of equipment                                  2,250           --
  Write-off of leasehold improvements                       (2,476)          --
  Interest expense                                        (302,408)      (3,264)
                                                      ------------  -----------
   Total Other (Expense)                                  (304,591)        (437)
                                                      ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                       (7,231,192)      42,626

FEDERAL AND STATE INCOME TAXES                                  --       20,600
                                                      ------------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                (7,231,192)      22,026

EXTRAORDINARY ITEM
  Loss on extinguishment of debt                          (150,979)          --
                                                      ------------  -----------

NET INCOME (LOSS)                                       (7,382,171)      22,026

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available-for-sale
  securities - net                                         (21,737)          --
                                                      ------------  -----------

COMPREHENSIVE INCOME (LOSS)                           $ (7,403,908) $    22,026
                                                      ============  ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND
DILUTED                                               $      (1.79)  $     0.01
                                                      ============  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
AND DILUTED                                              4,119,893    1,710,860
                                                      ============  ===========

                 See accompanying notes to financial statements.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                       SHARES
                                                                             ACCUMULATED               ISSUED
                                                    ADDITIONAL                 OTHER      SUBSCRIP-     AS A
                PREFERRED STOCK     COMMON STOCK     PAID-IN   ACCUMULATED  COMPRENSIVE     TIONS     SECURITY  TREASURY
                SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL     DEFICIT        LOSS     RECEIVABLE   DEPOSIT    STOCK      TOTAL
                ------   ------    ------   ------ ----------   ----------  -----------  ----------   -------   --------  ---------
Balance,
 December 31,
 1997               --   $   --  1,286,625  $1,287 $     (287)  $ (151,846)    $    --      $    --   $    --   $     --  $(150,846)

Issuance of
 common stock
 for cash           --       --     63,924      64    187,736           --          --           --        --         --    187,800

Issuance of
 common stock
 to related
 party in
 exchange for
 $40,000 debt       --       --     19,500      19     39,981           --          --           --        --         --     40,000

Recapitalization:

 HLHK equity at
  August 12, 1998   --       --    817,749     818    441,083   (1,122,218)         --           --        --         --   (680,317)

 Reclassification
  pursuant to
  recapitalization  --       --         --      -- (1,122,218)   1,122,218          --           --        --         --         --

Common stock
 issued to
 employees          --       --        500      --         --           --          --           --        --         --         --

Common stock
 issued to
 attorney for
 services           --       --      5,000       5         (5)          --          --           --        --         --         --

Common stock
 issued
 in exchange
 for debt of
 HLHK principal
 stockholder        --       --     75,000      75    491,123           --          --           --        --         --    491,198

Issuance of
 common stock
 in exchange
 for stockholder
 loans              --       --     70,358      70    126,574           --          --           --        --         --    126,644

Purchase of
 treasury stock
 at cost            --       --         --      --         --           --          --           --        --    (23,534)   (23,534)

Net Income 1998     --       --         --      --         --       22,026          --           --        --         --     22,026
                ------   ------   --------   -----   --------   ----------   ---------    ---------    ------   --------   --------

Balance,
 December 31,
 1998               --       --  2,338,656   2,338    163,987     (129,820)         --           --        --    (23,534)    12,971

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                       SHARES
                                                                             ACCUMULATED               ISSUED
                                                    ADDITIONAL                 OTHER      SUBSCRIP-     AS A
                PREFERRED STOCK     COMMON STOCK     PAID-IN   ACCUMULATED  COMPRENSIVE     TIONS     SECURITY  TREASURY
                SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL     DEFICIT        LOSS     RECEIVABLE   DEPOSIT    STOCK      TOTAL
                ------   ------    ------   ------ ----------   ----------  -----------  ----------   -------   --------  ---------
Issuance of
 common stock
 for cash           --       --  1,058,005   1,058  1,659,817           --          --      (90,625)       --         --  1,570,250

Stock issued for
 consulting
 and other
 professional
 services           --       --    918,300     918  3,795,143           --          --           --        --         --  3,796,061

Issuance of
 common stock
 to employees       --       --    104,900     105    500,075           --          --           --        --         --    500,180

Issuance of
 convertible
 debentures         --       --         --      --    250,000           --          --           --        --         --    250,000

Issuance of
 preferred
 stock          15,000      150         --      --  1,874,901     (375,011)         --           --        --         --  1,500,040

Issuance of
 common stock
 option             --       --         --      --    413,780           --          --           --        --         --    413,780

Return of
 stock in
 repayment
 of debt            --       --    (50,000)    (50)  (399,950)          --          --           --        --         --   (400,000)

Issuance of
 common stock
 as a security
 deposit for
 inventory line
 of credit          --       --    100,000     100    474,900           --          --           --  (475,000)        --          0

Issuance of
 common stock
 in exchange for
 a loan             --       --      7,321       7     30,875           --          --           --        --         --     30,882

Issuance of
 common stock
 in exchange
 for loans          --       --     44,500      45    242,081           --          --           --        --         --    242,126

Purchase and
 sale of
 treasury
 stock, net         --       --         --      --         --      (48,803)         --           --        --     23,534    (25,269)

Unrealized
 losses on
 available-
 for-sale
 securities         --       --         --      --         --           --     (21,737)          --        --         --    (21,737)

Net loss 1999       --       --         --      --         --   (7,382,171)         --           --        --         -- (7,382,171)
               -------   ------  --------- ------- ----------  -----------   ---------   ---------- ---------   --------  ---------

BALANCE
 DECEMBER  31,
 1999           15,000   $  150  4,521,682 $ 4,521 $9,005,609  $(7,935,805)  $ (21,737)  $  (90,625)$(475,000)  $     --  $ 487,113
               =======   ======  ========= ======= ==========  ===========   =========   ========== =========   ========  =========

                 See accompanying notes to financial statement

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                       1999            1998
                                                  -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (7,382,171)    $    22,026
  Adjustments to reconcile net income (loss) to
  net cash provided
  by (used in) operating activities:
   Depreciation                                          69,808          10,498
   Amortization                                           8,403              --
   Bad debt expense                                     293,977         503,839
   Unrealized gain on short-term investments                 --            (922)
   Professional fees incurred in exchange for
   common stock                                       3,670,461              --
   Compensation expense incurred in exchange
   for common stock                                     500,180              --
   Consulting fees incurred in exchange for
   stock options                                        413,780              --
   Beneficial conversion feature of convertible
   debentures                                           250,000              --
   Loss on extinguishment of debt                       150,979              --
   Realized loss on short-term investment                 1,957              --
   Gain on sale of equipment                             (2,250)             --
   Write-off of leasehold improvements                    2,476              --
  Changes in operating assets and liabilities
    (Increase) decrease in:
    Accounts receivable                                 (17,136)       (856,839)
    Prepaid expenses                                    (42,857)             --
    Inventory                                           (91,782)       (165,038)
    Deposit                                              (4,581)         (8,119)
   Increase (Decrease) in:
    Accounts payable and accrued expenses                94,499         496,181
    Income taxes payable                                     --          20,600
                                                  -------------     -----------
      Total adjustments                               5,297,914             200
                                                  -------------     -----------
      Net cash provided by (used in) operating
      activities                                     (2,084,257)         22,226
                                                  -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                (16,803)        (14,375)
  Purchases of property and equipment                (1,400,655)        (37,821)
  Purchase of software                                  (87,755)             --
  Due from affiliates                                  (673,305)             --
  Advances to affiliate                                      --          (5,945)
  Advances to employees                                   5,800          (5,800)
  Cash surrender value of life insurance                 (4,529)         (8,107)
                                                  -------------     -----------
   Net cash used in investing activities             (2,177,247)        (72,048)
                                                  -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to stockholder/officer                            142,200         (18,436)
  Proceeds from convertible debentures                1,000,000              --
  Proceeds from loans payable                            74,500           1,975
  Proceeds from issuance of common stock              1,570,250         177,800
  Proceeds from issuance of preferred stock            1,500,040             --
  Payments of loans payable                             (70,000)             --
  Purchase and Sale of treasury stock, net             (25,269)         (23,534)
                                                  -------------     -----------
   Net cash provided by financing activities          4,191,721         137,805
                                                  -------------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                  (69,783)          87,983

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           105,641          17,658
                                                  -------------     -----------

CASH AND CASH EQUIVALENTS - END OF YEAR           $      35,858   $     105,641
                                                  =============   =============

                 See accompanying notes to financial statements.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      On August 12, 1998 HLHK World Group, Inc. acquired one hundred percent of the issued and outstanding common stock of Trimfast, Inc. in a transaction accounted for as a Recapitalization of Trimfast, Inc. HLHK subsequently changed its name to Trimfast Group, Inc. (See Note 14 (A))

      On August 12, 1998, concurrent with the HLHK stock exchange discussed above, the prior principal stockholder of HLHK received 75,000 shares of common stock in exchange for $491,198 of amounts owed to him by HLHK.

      Effective December 1998, the principal stockholder of the Company exchanged $126,644 of loans due to him and his wholly-owned affiliates for 70,357 shares of common stock of the Company valued at a market price of $1.80 per share based upon the trading price of the common stock at the exchange date.

      During July 1998, the Company issued 19,500 shares of common stock to an individual related party in exchange for a loan payable of $40,000 resulting in a price paid per share of $2.05 at the exchange date.

      During 1999, the Company issued 44,500 shares of common stock to unrelated parties in exchange for loans payable of $70,125 plus accrued interest resulting in a loss on extinguishment of debt of $150,979.

      During 1999, the Company issued 7,321 shares of common stock to an unrelated party in exchange for the remaining unpaid balance of a loan payable plus accrued interest of a total of $30,882.

      During 1999, the Company issued 20,000 shares of common stock to an unrelated party in exchange for the purchase of software of $126,000.

      During 1999, a related party returned 50,000 shares of the Company's common stock to settle $400,000 of liabilities owed to the Company.

      During 1999, the Company issued 100,000 shares of common stock to an escrow account as a security deposit for an inventory line of credit. These shares were valued at $4.75 at the grant date resulting in a total value of $475,000.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) Description of Business

      Trimfast Group, Inc. (the Company) formerly known as HLHK World Group, Inc. (HLHK) is a Nevada corporation that through its subsidiaries, develops, markets and sells dietary supplements and other health oriented consumable products. The Company's subsidiaries Trimfast, Inc. and Body Life Sciences, Inc. were incorporated in the State of Florida on April 28, 1997 and September 4, 1998, respectively and its subsidiaries, The Cooler Group, Inc. and Nutrition Cafe, Inc. were incorporated during 1999. Trimfast, Inc. is considered a predecessor pursuant to the acquisition discussed below.

      On August 12, 1998 HLHK World Group, Inc. acquired one hundred percent of the issued and outstanding common stock of Trimfast, Inc. in a transaction accounted for as a recapitalization of Trimfast, Inc. HLHK subsequently changed its name to Trimfast Group, Inc. (See Note 14 (A)).

      (B) Basis of Presentation and Principles of Consolidation

      The consolidated financial statements include the accounts of Trimfast Group, Inc. and its subsidiaries Trimfast, Inc., Body Life Sciences, Inc., The Cooler Group, Inc and Nutrition Cafe, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (C) Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

      (D) Cash and Cash Equivalents

      For purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

      (E) Short-Term Investments

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      The Company's policy is to invest in various equity or debt instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." ("SFAS 115")

      Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

      (F) Inventories

      Inventories consist principally of consumable finished goods and raw materials and are stated at lower of cost or market determined on the first-in, first-out method. The Company performs an inventory review on an annual basis and disposes of any inventory that is past its expiration date. The related inventory value is written down accordingly.

      (G) Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the double-declining balance method over the estimated useful life of the assets from three to thirty years.

      (H) Software Obtained For Internal Use

      The Company accounts for software obtained for internal use in accordance with the Accounting Standards Executive Committee Statement of Position No. 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 generally requires the capitalization of all internal or external direct costs incurred in developing or obtaining internal use software and expensing all internal or external costs incurred during the preliminary project stage and the post-implementation stage. The Company generally amortizes software developed or obtained for internal use over an estimated life of three years.

      (I) Goodwill

      Goodwill arising from the acquisition of certain assets of Ice Cold Water Co., Inc. (see Note 14 (C)) is being amortized on a straight-line basis over five years.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      (J) Revenue Recognition

      The Company recognizes income from sale of products at the time of delivery.

      (K) Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (L) Earnings Per Share Data

      Basic net income (loss) per common share is computed based on the weighted average common shares outstanding and diluted net income per common share is computed based upon the weighted average common shares and common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". All share amounts have been retroactively restated to reflect the Recapitalization and the 1-for-10 reverse stock split. The 817,749 shares originally issued to HLHK stockholders are considered outstanding from the acquisition date. There were no dilutive common stock equivalents outstanding at December 31, 1998. In 1999, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive.

      (M) Advertising Costs

      In accordance with the Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising are expensed when incurred.

      (N) Stock Options

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Stock Options issued to employees under Accounting Principles Board Opinion No. 25 "(APB Opinion No. 25)" and related interpretations, and accounts for stock options issued to consultants and for other services or goods in accordance with SFAS 123.

      (O) Comprehensive Income (Loss)

      The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

      The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end (see Note 1 (E)) are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income
      (Loss) in Stockholders' Equity and in the Statement of Stockholders'
      Equity.

      (P) New Accounting Pronouncements

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133 as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

      The Company believes that its future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 - SHORT-TERM INVESTMENTS

      The Company's short-term investments, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at December 31, 1999, with unrealized losses reported in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

      The composition of short-term investments at December 31, 1999 is as follows:

                                                      Cost         Fair Value
                                                   ------------   -------------

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Common stock                                 $     30,143   $       8,406
                                                   ============   =============

      Investment expenses for the year ended December 31, 1999 consisted of the following:

      Net realized losses on the sale of
       available-for-sale securities                          $          (1,957)
                                                              =================

      Unrealized losses included in other
      comprehensive loss for the year ended
      December 31, 1999 consisted of the following:
       Net unrealized losses on available-for-sale
       securities                                             $         (21,737)
                                                              =================

NOTE 3 - ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

      Accounts receivable were as follows at December 31, 1999:

      Accounts receivable                          $     89,011
      Allowance for doubtful accounts                      (730)
                                                   ------------
                                                   $     88,281
                                                   ============

      At December 31, 1999, approximately 7%, 8% and 13% of gross accounts receivable were due from three customers, respectively.

      During 1998, the Company wrote off 100% of accounts receivable totaling $202,112 from a customer who filed for bankruptcy and 50% of the receivable or $267,240 from another customer relating to a voluntary recall of a Company product.

      During 1999, the Company received payments of $98,238 on the $267,240 balance discussed above. The remaining balance of $169,002 was written off as a bad debt expense.

      During 1999, the Company wrote off a receivable which was related to the loss incurred for operating Immmu/Immcel during the period between the acquisition of Immmu/Immcel and the rescission of the same acquisition agreement (See Note 14(B)).

      During 1999, the Company also wrote off $35,890 of accounts receivable originating in 1998 due from various customers.

NOTE 4 - PROPERTY AND EQUIPMENT

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Property and equipment at December 31, 1999 consisted of the following:

      Land                                                         $   637,100
      Building                                                         658,863
      Automobiles                                                       68,242
      Furniture and fixtures                                            24,737
      Equipment                                                        108,973
                                                                   -----------
                                                                   $ 1,497,915
      Less accumulated depreciation                                    (80,534)
                                                                   -----------
                                                                   $ 1,417,381
                                                                   ===========

      Depreciation expense for the years ended December 31, 1999 and 1998 was $69,808 and $10,498, respectively.

NOTE 5 - INTANGIBLE ASSETS

      (A) Goodwill

      Goodwill arising from the acquisition of certain assets of Ice Cold Water Co., Inc. (see Note 14 (C)) is being amortized on a straight-line basis over five years.

      Goodwill at December 31, 1999 was as follows:

      Goodwill                              $  58,616
      Less accumulated amortization            (5,862)
                                            ---------
                                            $  52,754
                                            =========

      Amortization expense for the year ended December 31, 1999 was $5,862.

      (B) Software

      During 1999, the Company's subsidiary, Nutrition Cafe, Inc. developed an Internet web site and related software to use in the sales and marketing of its products. Pursuant to SOP 98-1 certain of these costs were recorded as a software asset and are being amortized on a straight-line basis over three years.

      Software at December 31, 1999 was as follows:

      Software                          $     213,355
      Less accumulated amortization            (2,541)
                                        -------------
                                        $     210,814
                                        =============

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

NOTE 6 - INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                      1999          1998
                                                  ------------   ----------
      Current:
        Federal                                   $         --   $   17,100
        State                                               --        3,500
      Deferred:
        Federal and State                            2,814,316        1,540
        Change in valuation allowance               (2,814,316)      (1,540)
                                                  ------------   ----------

      Income tax expense (benefit)                $         --   $   20,600
                                                  ============   ==========

      The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 1999 and 1998 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                                                      1999          1998
                                                  ------------   ----------
      Computed "expected" tax expense
       (benefit)                                  $ (2,509,938)  $   14,493
      State income tax - net of federal tax
       benefit                                        (267,973)       2,312
      Non-deductible expenses                           60,760        3,714
      Effect of non-consolidated losses and
       other                                                --        4,043
      Benefit of surtax exemption                           --       (3,962)
      Effect of net operating losses                 2,717,151           --
                                                  ------------   ----------
                                                  $         --   $   20,600
                                                  ============   ==========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                      1999          1998
                                                  ------------   ----------
      Deferred tax liabilities:
        Unrealized gains                          $         --   $     (346)
                                                  ------------   ----------
      Total deferred tax liabilities                        --         (346)
                                                  ------------   ----------

      Deferred tax assets:

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

        Depreciation                                        --        1,886
        Stock based compensation                       155,705           --
        Net operating loss carryforwards             2,717,151
                                                  ------------   ----------
      Total gross deferred tax assets                2,872,856        1,886
                                                  ------------   ----------

      Less valuation allowance                      (2,872,856)      (1,540)
                                                  ------------   ----------

      Net deferred tax asset (liability)          $         --   $       --
                                                  ============   ==========

      At December 31, 1999 the Company had net operating loss carryforwards of approximately $7,221,000 available to offset future taxable income expiring in 2019.

      The valuation allowance at January 1, 1999 was $1,540. The net change in the valuation allowance during the year ended December 31, 1999 was an increase of approximately $2,871,000.

      Prior to August 12, 1998 acquisition of Trimfast,Inc. by HLHK, Trimfast, Inc. was an "S" corporation for income tax purposes. During the pre-acquisition period no income taxes were payable by the corporation as the shareholders were responsible for reporting the results of the operations on their individual income tax returns. For this reason, no pre-acquisition losses are available to be carried forward at the corporate level. Effective with the acquisition date, the Company's status as an "S" corporation was terminated.

      HLHK pre-merger NOL's became limited to zero under the provisions of IRS code section 382 because there was an ownership change and all of the assets and former lines of business were disposed of. Only the corporate shell was purchased for the price of assuming certain liabilities.

NOTE 7 - DEBT

      (A) Notes and Loans Payable

      The following schedule reflects notes and loans payable to non-related parties at December 31, 1999:

      Note payable, due on March 11, 2000, interest at
       prime, unsecured                                       $      75,000

         Other loans payable, currently due                           1,475
                                                              -------------
                                                              $      76,475
                                                              =============

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Accrued interest of $5,055 on the notes payable has been included in accrued expenses at December 31, 1999.

      (B) Convertible Debentures

      On June 14, 1999 the Company issued $1,000,000 of convertible debentures due on June 14, 2002 with interest at 7% per annum. The debentures contain a beneficial conversion feature whereby the holder is entitled to convert the face amount of the debenture, plus accrued interest, as of the closing date into common stock of the Company at the lesser of (a) 80% of the 5 day average closing bid price for the 5 consecutive trading days prior to the conversion date or (b) $8.50. The debentures also contain a mandatory 36-month conversion feature at the end of which all debentures outstanding will be automatically converted.

      The Company accounts for the debentures in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Accordingly, the Company has allocated a portion of the proceeds to additional paid-in capital equal to the intrinsic value of the features as computed on the commitment date, resulting in recognition on the closing date of $250,000 interest expense.

      At December 31, 1999, accrued interest of $38,111 has been included in accrued expenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      (A) Year 2000 Issues

      The Company is aware of the issues associated with the programming code in existing computer systems resulting from the arrival of the millennium (Year 2000). The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      The Company uses a standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and confirmed that the accounting software is Year 2000 compliant. Management has contacted its primary vendors has not identified any Year 2000 compliance issues with those vendors. Costs of investigating Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      compliance issues will not have a material effect on the Company's future financial position or results of operations. As of the date of this report, the Company has not been significantly affected by Year 2000 issues.

      (B) Lease Agreements

      The Company leases a corporate office facility in Tampa, office equipment, and two automobiles under operating leases. The leases have remaining terms varying from the years 2000 through 2003. In addition, the Company has some storage and appliance leases that run on a month-to-month basis.

      In connection with the formation of its subsidiary, NutritionCafe.com, Inc. in April 1999 the Company entered into a lease/purchase option agreement for a facility, which is used for the operations of NutrionCafe.com. The lease called for rental payments of $8,000 per month and was effective for the period from May 15, 1999 through June 30, 2000. In addition, the Company paid $100,000 in cash as non-refundable consideration for a purchase option on the premises. The purchase price shall be for the sum of $1,200,000 with full credit for the $100,000 option monies paid. The option must be exercised by June 30, 2000. On July 30, 1999 the Company exercised its purchase option, and purchased the building.

      Future minimum lease payments under operating leases are as follows at December 31, 1999:

                   Years Ending                Amount
                   ------------             ------------

                       2000                 $     75,189
                       2001                       75,532
                       2002                       71,673
                       2003                       66,759
                       2004                       56,590
                                            -------------
                                            $    345,743
                                            ============

      Rent expense for 1999 and 1998 aggregated $69,976 and $31,885, respectively.

      (C) Consulting Agreements and Stock Issued To Vendors

      On October 9, 1998 the Company entered into a consulting agreement with an individual whereby the Company will be provided with advice with regard to corporate strategy and business development and such other matters as agreed upon between the parties from time to time. As consideration for the consulting services provided, the Company was to

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      issue 20,000 shares of common stock to the consultant. Subsequent to October 9, 1998, the consultant did not substantially perform the consulting services anticipated in the agreement and therefore no shares where issued to the consultant. However, on February 9, 1999, the consultant was issued 20,000 shares of common stock pursuant to an earlier June 1998 common stock subscription agreement which stipulated the subscriber may purchase up to 20,000 shares at $0.10 per share. The Company received a payment of $2,000 in the form of services performed during 1999.

      On December 14, 1998 the Company entered into a two year consulting agreement with an individual whereby the Company will be provided with advice with regard to corporate strategy and business development including targeting of acquisitions. As consideration for the services provided the Company was to issue 50,000 free trading common shares pursuant to Regulation D, Rule 504 and 250,000 common shares restricted under Rule 144. In addition, the Company was to provide the consultant with a $1,000 per month expense account. The Company advanced the consultant 300,000 shares in January and February 1999 but minimal services as anticipated in the consulting agreement were performed in 1999 and no services were performed in 1998. Therefore on June 30, 1999 the consulting agreement was rescinded and the Company offered the consultant the 300,000 restricted shares at a price of $0.25 per share resulting in a subscription receivable of $75,000. The Company expects to receive the payment in the form of an invoice for prior services rendered under the rescinded consulting agreement. As of the date of this report, an invoice or payment has not been received. If an invoice is received, the Company will recognize consulting expense for all shares issued based on the fair market value of the stock on the grant date.

      On December 18, 1998 the Company entered into a two year consulting agreement with a consulting organization whereby the Company will be provided with advice with regard to corporate strategy and business development including targeting of acquisitions. As consideration for the services provided the Company was to issue 100,000 free trading common shares pursuant to Regulation D, Rule 504 and 350,000 common shares restricted under Rule 144. In addition, the Company should make monthly payments of $2,500 to the consulting organization. The Company advanced the consultant 275,000 shares in January 1999 but minimal services as anticipated in the consulting agreement were performed in 1999 and no services were performed in 1998. Therefore on June 30, 1999 the consulting agreement was rescinded and the Company offered the consultant the 275,000 restricted shares at a price of $0.25 per share resulting in a subscription receivable of $68,750. Subsequent to the execution of the rescission agreement further disputes between the parties resulted in a settlement agreement which became null and void due to non-performance by the parties. As the consultant did not recognize the rescission agreement, it is the Company's opinion that all agreements subsequent to the original agreement have to be considered null and void and therefore the original consulting agreement entered into on December 18, 1998 was the prevailing agreement.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Thus, during 1999, the Company recognized compensation expense of $154,687 based on the fair market value of the stock on the grant date.

      During 1999, the Company entered into various additional consulting agreements whereby common stock was issued as consideration. Services under the consulting agreements entered into in both 1998 and 1999 are being performed generally for two year periods and accordingly, consulting expense is being recognized in 1999 and in any subsequent service period based upon the fair market value of the common stock issued in accordance with SFAS 123 since that value is more reliably measurable. The Company also periodically issues common stock as payment to vendors and records such issues at the fair market value of the common stock. During the year ended December 31, 1999, the Company issued approximately 918,300 shares of common stock for consulting services and as payment to vendors valued for financial accounting purposes at a fair market value of approximately $3,795,000 based upon a 20% discount from the quoted trading price of the stock.

      (D) Litigation

      In 1999 the Company initiated a legal proceeding against a former major customer to collect amounts receivable from that customer aggregating approximately $535,000 at December 31, 1998. Such receivable related to products sold to that customer during 1998 that were voluntarily recalled by the Company, but never returned by the customer. As of December 31, 1998, it was management's assertion with regard to this matter that since the product was never returned to the Company, and is believed to have been resold by the customer, a successful outcome in favor of the Company was possible. The Company has therefore written off $267,240 or fifty percent of the total receivable as of December 31, 1998. As of December 31, 1999, management does not expect to receive any further payments of this customer and therefore decided to write off the balance as of December 31, 1999 reduced by payments received during January 1999 (See
      Note 3).

      In early 1999, pursuant to a voluntary arrangement with the Food and Drug Administration, the Company's product, Revivarant, was recalled and removed from sale. Since the time of the recall, the Company has been subject to seven known lawsuits and claims relating to consumer use of the product. As of the date of this report, only one lawsuit has specified a dollar amount, that being, $400,000 of compensatory damages and $350,000 of punitive damages. All lawsuits have been referred by management to the insurance carrier of it's third party manufacturer, however, the Company has received notice from the insurance carrier denying all claims. Management intends to contest the claim denials. With regard to any punitive damage claims, the Company intends to vigorously oppose any factual basis for imposition of punitive damages based upon research and efforts made prior to the distribution of the Revivarant product to determine its safety. The Company's management and outside legal counsel are unable to evaluate

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      and determine the likely outcome of each cause of action. Accordingly, pursuant to the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 5, no liabilities have been accrued as of December 31, 1999 relating to the above matters.

      The Company is subject to a course of action premised on a Letter of Agreement between the two parties whereby the Plaintiff alleges the Company committed to purchase 155,000 shares of the Company's common stock at a stipulated price (See Note 9E). The second count of the action is a mortgage foreclosure action, which is based upon an alleged lien upon real property that is to have collateralized the Agreement. The Company has filed a motion to dismiss the complaint because the Agreement sued upon call for arbitration in the event of dispute. The Company also filed a motion to dismiss the mortgage foreclosure action since the cause of action is premised upon documents that cannot be recorded. Discovery is beginning and no opinion is available as to the likely result.

      The Company is subject to a cause of action seeking damages and specific performance of an agreement to purchase stock. The Agreement called for certain shares of stock to be sold pursuant to a letter agreement. The Complaint contains seven counts alleging cause of action for specific performance, equitable relief, fraud, civil theft damages, and lost profits. Discovery is beginning and settlement discussions have been on going. The Company is unable to assess the likely outcome of this suit at this time.

      An action has been commenced against the Company, by a former principal stockholder, and other parties alleging that 600,000 shares of the Company, previously owned by the former principal stockholder, were improperly cancelled by the Company while still validly owned by the Plaintiff. The action also alleges a consulting agreement for which the Company has not tendered the required consideration of 270,000 shares of the Company's common stock. The action also seeks $100,000 for breach of fiduciary duty and $10,000,000 in punitive damages.

      The Company is subject to various other lawsuits, investigations and claims primarily relating to amounts due to vendors which, in the opinion of management, arise in the normal course of conducting Company business. Appropriate amounts have been accrued at December 31, 1999. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such remaining proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY

      (A) Authorized Shares

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      The Company has authorized 100,000,000 shares of common stock, $0.001 par value; 20,000,000 shares of Class A Preferred Stock, $0.01 par value; and 20,000,000 shares of Class B Preferred Stock, $0.01 par value. The preferred stock shall have such rights and preferences as determined by the Board of Directors.

      (B) Reverse Stock Split and Retroactive Restatement of Per Share Data

      On December 8, 1998, effective for stockholders of record on December 20, 1998, the Company's Board of Directors approved a one-for-ten reverse split of its shares of issued and outstanding common stock. All share quantities and per share data in the accompanying financial statements have been retroactively restated to reflect the reverse stock split as well as the recapitalization discussed in Note 14.

      (C) Repurchase of Outstanding Common Stock By Principal Stockholder

      On December 8, 1998 the Company's Chairman, CEO and principal stockholder, purchased all 508,313 shares of the Company's outstanding common stock held beneficially by the prior principal stockholder of HLHK for $150,000. In accordance with SFAS 123, the transaction is considered a secondary market transaction entered into to resolve a disagreement with management and accordingly, had no effect on the Company's financial position or results of operations.

      (D) Acquisition and Stock Exchange

      In August 1998, prior to the acquisition of Trimfast, Inc. by HLHK World Group, Inc., Trimfast, Inc. acquired all of the issued and outstanding common stock of Trimfast Holdings, Inc., affiliated through common control, by issuing eleven shares of Trimfast, Inc. for every ten shares of Trimfast Holdings, Inc. Trimfast Holdings, Inc. was an inactive company whose only asset at that time was $177,800 in cash and whose only expense was a $10,000 consulting expense for which common stock was issued. The acquisition was recorded as a combination of entities under common control similar to the pooling method of accounting and accordingly the financial statements for the period presented have been restated to include the accounts of Trimfast Holdings, Inc.

      (E) Agreement with Investment Group

      On March 18, 1999 the Company entered into an agreement (the "Agreement") with a third party investment group (the "investment group") whereby the investment group will purchase (i) common shares of the Company in the open market having an aggregate value of no less than $300,000, and (ii) 300,000 common shares from the Company at a

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      price of $4.00 per share according to a stipulated schedule based on the average market price of the outstanding shares. The Agreement was contingent upon the consummation of the acquisition of IMMMU and IMMCEL, discussed above. As of October 1999 the investment group had purchased 155,000 shares of common stock from the Company at $4.00 per share. On October 22, 1999 the Company executed an agreement with the investment group to repurchase the 155,000 shares at a price of $8.25 per share on a scheduled basis through December 15, 1999 as stipulated in the agreement. Any of the 155,000 shares purchased after December 15, 1999 shall be at $8.50 per share. As of the date of this report, no shares have been repurchased by the Company. (See Note 8(D))

      (F) Conversion of Debt to Equity and Shares Held in Escrow

      During 1999, the Company issued 24,500 shares and agreed to issue 20,000 shares of common stock to unrelated parties in exchange for loans payable of $70,125 plus accrued interest resulting in a loss on extinguishment of debt of $150,979. The 20,000 shares are shown as common stock to be issued in the balance sheet.

      During 1999, the Company issued 23,000 shares of common stock to be held in escrow as a security for the repayment of a loan to an unrelated party. These shares were to be issued to this party in case the Company defaulted on the loan payments in proportion to the outstanding loan balance. In December 1999, the Company issued 7,321 shares of common stock to this party in exchange for the remaining unpaid balance of the loan payable plus accrued interest of a total of $30,882. As of the date of this report, the remaining 15,679 shares are still held in escrow and are to be returned to the Company.

      During July 1998, the Company issued 19,500 shares of common stock to an individual related party in exchange for a loan payable of $40,000, resulting in a price paid per share of $2.05 at the exchange date.

      (G) Conversion of Principal Stockholder's Debt to Equity

      In December 1998, $126,644 of amounts due to the principal stockholder were converted to common stock at the fair value of the stock on December 1, 1998, which was $1.80 per share (See Note 12).

      (H) Private Placement

      From January through April 5, 1999 the Company issued common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company issued 403,000 shares for aggregate cash proceeds of $934,500.

      (I) Convertible Preferred Stock and Common Stock Warrants

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      On July 16, 1999, pursuant to a securities purchase agreement (the "Agreement") the Company issued 15,000 shares of Series A Convertible Preferred Stock and 223,881 warrants to purchase common stock to four investors for a total aggregate selling price of $1,500,040. The debentures contain a beneficial conversion feature whereby the stock is convertible any time after the issuance date at the lesser of (a) $8.5938 or (b) 80% of the market price of the common stock as defined in the Agreement. The preferred stock entitles the holder to receive on each July 1, and January 1, commencing January 1, 2000 cumulative dividends at 8% per annum computed on the basis of $100 per preferred stock. At the Company's option, the dividends may be paid in cash or the Company's common stock. The warrants are exercisable at $10.31 per share, vest immediately and expire on July 16, 2002. As a result of accounting for the beneficial conversion feature, the Company charged a $375,011 dividend to retained earnings on the issuance date.

      A total of 750,000 shares of the Company's authorized common stock have been reserved for issuance upon conversion of the preferred stock and exercise of the warrants.

NOTE 10 - STOCK OPTIONS

      During the year ended December 31, 1999 the Company issued 108,000 warrants (i.e., stock options) to certain consultants and other service providers of the Company.

      The Company applies SFAS 123 for warrants and options issued to consultants and other service providers. For financial statement disclosure purposes and for purposes of valuing these stock options, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.3%, volatility 70% and expected term of one year. Accordingly, professional and consulting fees of $413,780 was charged to operations in 1999. The deferred tax asset of $140,685 resulting from the professional and consulting fees of $413,780 was fully offset by a valuation allowance at December 31, 1999.

      A summary of the options issued to consultants as of December 31, 1999 is presented below:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                --------------   --------------

      Stock Options

        Balance at beginning of period                       --    $          --
        Granted                                         108,000    $        4.55

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

        Exercised                                            --               --
        Forfeited                                            --    $          --
                                                 --------------    -------------
        Balance at end of period                        108,000    $        4.55
                                                 ==============    =============

      Options exercisable at end of period              108,000    $        4.55

      Weighted average fair value of options
        granted during the period                       108,000    $        3.83

      The following table summarizes information about stock options outstanding at December 31, 1999:

               Options Outstanding                   Options Exercisable
     --------------------------------------  ---------------------------------
                     Number      Weighted
                   Outstanding    Average    Weighted      Number     Weighted
       Range Of        At        Remaining    Average   Exercisable   Average
       Exercise    December 31,  Contractual Exercise   At December,  Exercise
        Price         1999         Life        Price      31, 1999     Price
     ------------ ------------  -----------  --------   ------------  --------
     $       4.00       68,000   0.67 Years  $   4.00         68,000  $   4.00
     $4.00 - 7.00       40,000   0.46 Years  $   5.50         40,000  $   5.50
     ------------ ------------  -----------  --------   ------------  --------
                       108,000   0.59 Years  $   4.55        108,000  $   4.55
     ============ ============  ===========  ========   ============  ========

NOTE 11 - CONCENTRATIONS

      (A) Supplier Concentration

      During 1998, the Company procured raw materials from various suppliers but contracted the production of finished products to one primary third party manufacturing company. During 1999, the Company contracted with other production facilities for several of its products and believes that many alternative third party production facilities are available should the need arise.

      (B) Customer Concentration

      During 1998, approximately 60% of consolidated revenues were derived from one

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      customer and 13% were derived from two other customers.

      During 1999 there was no significant customer concentration.

NOTE 12 - RELATED PARTIES

      The Company periodically advances funds to the principal stockholder and affiliates of the principal stockholder, pays certain expenses of the principal stockholder, and borrows from the principal stockholder. The advances to affiliates are shown as due from affiliate at December 31, 1999 and the net effect of transactions with the principal stockholder are shown as due to stockholder at December 31, 1999. All net amounts due to the principal stockholder at December 31, 1998 were converted to common stock. (See supplemental disclosure of non-cash investing and financing activities in cash flow statement.)

      The Company received an advance of $40,000 from an individual during 1997 which was recorded as due to related party at December 31, 1997 (see Note 9(F)). During 1998 the Company issued 19,500 shares of common stock to that same individual in exchange for the $40,000 payable.

NOTE 13 - OPERATING AND LICENSE AGREEMENTS

      (A) Operating Agreements

      The Company enters into wholesaler and broker agreements whereby the wholesalers and brokers are appointed the Company's sole and exclusive wholesaler and broker within a specified geographic territory for certain stipulated products. In general, under the agreements, the wholesalers and brokers have the right to purchase, sell, promote, advertise and deliver the stipulated products. Broker agreements allow for broker commissions while wholesaler agreements allow for the purchase of product by distributors at a discount. The agreements generally may be terminated by either party with 60 days notice to the other party.

      (B) License Agreement

      On June 24, 1999, the Company entered into a license agreement (the "Agreement") with a licensor whereby the Company was granted the nonexclusive license for certain Trimfast Energy Bars ("WCW Bars"). The agreement terminates on December 31, 2002. As consideration for the license rights, the Company paid an advance of $50,000 on the date of the agreement and agreed to pay the higher of 6% of the net sales under the license agreement or $100,000 on December 31, 1999, and $100,000 on each of June 30, 2000, September 30, 1999,December 31, 2000 and June 30, 2001.
      The advance of $50,000 was recorded as prepaid expenses and amortized over the term of the agreement. As of

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      December 31, 1999, 6% of the net sales did not exceed the agreed amount of $100,000. Thus, the Company accrued an amount of $100,000 to be paid to the licensor, which is included in Accounts Payable as of December 31, 1999.

NOTE 14 - ACQUISITIONS AND FORMATIONS OF SUBSIDIARY

      (A) Acquisition and Recapitalization

      Under a Stock Exchange Agreement (the "Agreement") consummated on August 12, 1998, HLHK World Group, Inc., a non-reporting public shell, acquired one hundred percent of the issued and outstanding common stock of Trimfast, Inc. in exchange for 1,370,049 shares of the $0.001 par value common stock of HLHK. Under the terms of the Agreement, the Trimfast, Inc., shares were exchanged at a ratio of 3 shares of HLHK common stock for each share of Trimfast, Inc. common stock. As a result of the exchange, the Company became a wholly-owned subsidiary of HLHK and the stockholders of Trimfast, Inc. became stockholders of approximately 60.42% of HLHK which represented 1,370,049 shares of the total 2,268,298 issued and outstanding just subsequent to the exchange (Approximately 82% after repurchase agreement discussed in Note 9(D)). Generally Accepted Accounting Principles require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquiror for accounting purposes. As a result, the exchange was treated as an acquisition of HLHK by Trimfast, Inc. and a recapitalization of Trimfast, Inc. The Company's consolidated financial statements immediately following the acquisition were as follows: (1) The Balance Sheet consists of Trimfast, Inc.'s net assets at historical cost and HLHK's net assets at historical cost and (2) the Statement of Operations includes Trimfast, Inc.'s operations for the period presented and HLHK's operations from the date of acquisition. On September 4, 1998 the Company filed an amendment to its articles of incorporation to (i) change its name from HLHK to Trimfast Group, Inc. and (ii) authorize 20,000,000 shares each of Class A and Class B Preferred Stock, $0.01 par value.

      (B) Acquisition and Rescission

      On March 18, 1999 the Company acquired IMMMU, Inc. ("IMMMU") and IMMCEL Pharmaceuticals, Inc. ("IMMCEL"), two companies unrelated to the Company but related to each other through common stockholders, in a transaction accounted for as a purchase. Under terms of the agreement, 235,000 shares of the Company's common stock, $50,000 in cash and an option agreement for shares of the Company's common stock exercisable based on stipulated Company performance criteria were exchanged for all of the issued and outstanding capital stock of IMMMU and IMMCEL. The 235,000 common shares issued were valued at the trading price on the consummation date resulting together with the other consideration in a purchase price of $975,312.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      IMMMU and IMMCEL are manufacturers of nutritional supplements primarily marketed to pharmacies, supermarkets and discount stores. In connection with the acquisitions, the Company entered into a five year employment agreement, renewable in one year increments, with a former stockholder of IMMMU and IMMCEL whereby the former stockholder would be employed as the Chief Executive Officer of IMMMU and IMMCEL and serve on the Board of Directors of the Company. The former stockholder was to receive an annual salary of $75,000 and a bonus based on stipulated performance criteria. The employment agreement could have been terminated by the Company if IMMMU and IMMCEL had two consecutive non-profitable fiscal quarters as defined in the agreement. On October 23, 1999, effective October 31, 1999, the Company and former stockholders of IMMMU and IMMCEL executed a rescission agreement for the above acquisitions to make the parties whole. The $50,000 cash and all common stock issued to the seller were returned to the Company. The Company recorded a receivable of $88,830 for the net cash expenditures of IMMU and IMMCEL for the period from the acquisition date to the rescission date of October 31, 1999. The receivable was written off as of December 31, 1999. (See Note 3)

      (C) Acquisition of Certain Assets

      On May 24, 1999 the Company acquired certain assets of Ice Cold Water Co., Inc. ("ICW") including certain receivables, inventory, property and equipment, a customer list and the name "Ice Cold Water" and all other intellectual property rights associated with the name. Under terms of the agreement, the Company acquired the assets for $20,000 in cash and a $100,000 promissory note at 8.5% per annum which is due in four monthly installments of $25,000 plus accrued interest, commencing June 10, 1999. 23,000 shares of the Company's common stock were reserved in an escrow account to be released to ICW in the case of default of payments. The Company then formed a new subsidiary, The Cooler Group, Inc. and transferred these assets into it. During the month of December, the 23,000 shares of the Company's common stock were released in exchange for the remaining outstanding balance of principal and interest of the promissory note. The shares were valued for financial accounting purposes at the quoted market price of $8.7 at May 26, 1999 resulting in a $168,908 loss on extinguishment of debt.

      (D) Formation of New Subsidiary

      On April 21, 1999 the Company formed a new subsidiary, Nutrition Cafe, Inc., doing business as NutritionCafe.com. NutritionCafe.com is an internet web site business established to (i) provide nutrition information, (ii) provide portal links to other information sites and
      (iii) market and sell at a discount the Company's products and products of other nutrition product companies for which the Company acts as a distributor.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

NOTE 15 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $7,382,171 during 1999, negative cash flows from operating activities of $2,084,257 and had a working capital deficiency and accumulated deficit of $500,922 and $7,935,805, respectively, at December 31, 1999. In addition, the Company is subject to several legal actions with regard to a product whereby uncertainties exist regarding related contingent liabilities (See Note 8(D)). These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative financing sources developed to meet the Company's working capital and contingent liabilities needs, management will be required to curtail its operations.

      The Company's President and Principal Stockholder has contributed marketable securities and cash capital to the Company during 2000 to fund continued operations and expansion and intends to continue to contribute equity capital to the Company in exchange for capital stock. In addition, the Company is attempting to secure a mortgage on their building, has been seeking additional equity capital and has recently acquired a health products company (See Note 16 (C)). Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 16 - SUBSEQUENT EVENTS

      (A) Consulting Agreement

      On March 7, 2000 (the "Effective Date"), the Company entered into a consulting agreement with a business consultant (the "Consultant"). The services provided by the Consultant primarily consist of the preparation of a Private Placement Memorandum. In addition, the Consultant will provide general investment banking consulting services to help the Company to implement its business objectives. As consideration for the services provided, the Company agreed to pay the Consultant a monthly service fee of $2,500 and 15% of all investment capital raised for the Private Placement, including a negotiable finders fee. Furthermore, the Company agreed to issue to the Consultant 5% of the quantity of shares of the Company's common stock sold through the Private Placement.

      (B) License Agreement

      On February 25, 2000, effective March 1, 2000 (the "Commencement Date"), the Company entered into a license agreement (the "Agreement") whereby the Company was granted the nonexclusive license for a children's chewable multi-vitamin and mineral supplement. The agreement is for nineteen months from the Commencement

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

      Date. As consideration, the Company agreed to pay a minimum royalty of $150,000, of which $100,000 was paid as an advance on the date of the agreement and the remaining balance of $50,000 is payable on March 1, 2001. The agreed royalty rate is 9% of the net sales.

      (C) Acquisition and Stock Exchange Agreement

      On March 20, 2000 (the "Closing Date"), the Company consumated a stock exchange agreement (the "Agreement") with Nutrition Superstores.com, Inc. ("Nutrition Superstores") to acquire one hundred percent of the issued and outstanding common stock of Nutrition Clubstores, Inc. ("Nutrition Clubstores") in exchange for $150,000 and 570,000 shares of the Company's common stock valued at $5.00 per share based on the fair market value at the Closing Date. As a result of the exchange, Nutrition Clubstores became a wholly-owned subsidiary of the Company. In case, the net worth of Nutrition Clubstores as reflected on its audited financial statements - to be provided to the Company within 60 days of the Closing Date - is less than 85% of the net worth as reflected on its financial statements as of February 29, 2000, Nutrition Superstores will receive one share less of the Company's common stock for every $5.00 reduction or portion thereof in net worth. Under the terms of the Agreement, the Company agreed to pay a royalty fee of 3% of the gross sales revenues generated from Nutrition Clubstores kiosks for a period beginning three months following the Closing Date and continuing for a period of twelve months thereafter. As of the date of this report, the Company issued the 570,000 shares and paid the $150,000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TrimFast Group, Inc.


     /s/ Michael Muzio
----------------------------
By: Michael Muzio, president

      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has bee signed below by the following persons on behalf of the registrant and in the capacities and on the darted indicated:


BY /s/ Michael Muzio                              DATE: April 8, 2000
   ---------------------------------------
   Michael Muzio, president/Director


BY: /s/ Gregg Vosler                              DATE: April 8, 2000
   ---------------------------------------
   Vice President, Secretary, director


BY: /s/ John Troy                                 DATE: April 8, 2000
   ---------------------------------------

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-k.

                  2.1   Kendrex and HLHK Merger **
                  2.2   TrimFast Inc. Acquisition Agreement **
                  2.3   Rescission Of Immu and Immcel Acquisitions **
                  3.1   Articles of Incorporation Kendrex Systems, Inc *
                  3.2   Amendment to Kendrex Articles of Incorporation *
                  3.3   Certificate of Incorporation for HLHK World Group, Inc.*
                  3.4 Certificate of Amendment to Articles of Incorporation for HLHK World Group, Inc.*

                  3.5.  Bylaws*
                  4.1   Specimen Share Certificate
                  4.2   Debenture Agreement *
                  4.3   Warrant Agreement **
                  4.4   Preferred Share Agreement **
                  10.1  Lease Option Agreement *
                  10.2  WCW Agreement **
                  10.3  MSN Agreement **
                  10.4  Distribution Agreement **
                  21    Subsidiaries of Registrant
                  27    Financial Data Schedule

      * Filed as an exhibit to the Company's Form 10-SB on July 12, 1999 and incorporated herein by reference.

      ** Filed as an exhibit to the Company's Form 10-SB on December 23, 1999 and incorporated herein by reference.