Form 10QSB/A
period 1999-09-30
TRIMFAST GROUP INC
filed 2000-06-06
CIK 1089297

Securities and Exchange Commission
                             Washington, D.C.  20549


                                    FORM 10-QSB
                                  AMENDMENT NO. 1
                                  ---------------


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

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Consolidated Balance Sheet as of
          September 30, 1999 (Unaudited) and
          December 31, 1998                                                   3

          Consolidated Statements of Operations
          for the Twelve Months Ended December 31, 1998
          and for the Three and Nine Month Periods
          Ended September 30, 1999 (Unaudited)                                4

          Consolidated Statement of Cash Flows
          for the Year ended December 31, 1998
          and for the Nine Months Ended
          September 30, 1999 (Unaudited)                                      5

          Consolidated Statement of Changes in Stockholders'
          Equity for the one year ended December 31, 1998 and
          for the Nine Months Ended September 30, 1999 (Unaudited)            6


          Notes to Consolidated Financial Statements
          (Unaudited) as of September 30, 1999                              7-15


          Management Discussion and Analysis of Financial
          Condition and Results of Operations                              16-17


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures                                                        18

                                               TRIMFAST GROUP, INC.
                                        INTERIM CONSOLIDATED BALANCE SHEET
                                  AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999


                                                      ASSETS
                                                      ------


CURRENT ASSETS
                                                                                             SEPTEMBER 30, 1999
                                                                        DECEMBER 31, 1998        (UNAUDITED)
                                                                        -------------------  --------------------
  Cash                                                                             105,641   $            59,092
  Short-term investments                                                            15,297   $            41,220
  Accounts Receivable- Trade                                                       357,889               318,407
  Accounts Receivable- Other                                                        11,745               512,278
  Inventory                                                                        188,737               377,270
                                                                        -------------------  --------------------
     Total Current Assets                                                          679,309             1,308,267

PROPERTY AND EQUIPMENT - NET                                                        33,403             1,459,270

OTHER ASSETS
  Prepaid expenses                                                                       0                50,000
  Rent deposit                                                                      10,619                15,000
  Cash surrender value of life insurance                                             8,107                12,646
  Software development                                                                   0               228,705
  Goodwill - Net                                                                         0                54,708
                                                                        -------------------  --------------------
     Total Other Assets                                                             18,726               361,060
                                                                        -------------------  --------------------

TOTAL ASSETS                                                            $          731,438   $         3,128,596
                                                                        ===================  ====================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $          625,767   $           926,612
  Notes and loans payable                                                           72,100                33,881
  Income taxes payable                                                              20,600                20,600
  Convertible debentures                                                                 0             1,000,000
                                                                        -------------------  --------------------
     Total Current Liabilities                                                     718,467             1,981,093

                                                                        -------------------  --------------------
TOTAL LIABILITIES                                                                  718,467             1,981,093
                                                                        -------------------  --------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Class A, $0.01 par value; 20,000,000
    shares authorized; 0 and 15,000 shares issued and outstanding
    as of December 31, 1998 and September 30, 1999 respectively                          0                   150
  Preferred Stock, Class B, $0.01 par value;
    20,000,000 shares authorized; none issued and outstanding                            0                     0
  Common Stock, $0.001 par value; 100,000,000 shares
    authorized, 2,260,775 and 4,540,978 shares issued and outstanding
    as of December 31, 1998 and September 30, 1999 respectively                      2,260                 4,541
Common Stock to be issued (77,881 shares) as of December 31, 1998
and (8,478 shares) as of September 30, 1999                                             78                     8
  Additional Paid-in capital                                                       925,987             6,936,610
  Accumulated deficit                                                             (891,820)           (4,370,622)
  Less cost of treasury stock (5,500 as of December 31, 1998
  and 32,500 as of September 30, 1999)                                             (23,534)             (139,547)
  Less common stock shares advanced                                                      0              (925,312)
  Less common stock subscriptions receivable                                             0              (358,325)
                                                                        -------------------  --------------------
     Total Stockholders' Equity                                                     12,971             1,147,503
                                                                        -------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          731,438   $         3,128,596
                                                                        ===================  ====================

                                                TRIMFAST GROUP, INC.
                                    INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE ONE YEAR ENDED DECEMBER 31, 1998 (AUDITED)
                         AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                                                               FOR THE THREE        FOR THE NINE
                                                         FOR THE ONE YEAR      MONTHS ENDED         MONTHS ENDED
                                                              ENDED         SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                        DECEMBER 31, 1998       (UNAUDITED)          (UNAUDITED)
                                                        ------------------  -------------------  -------------------

NET SALES                                                       1,925,332              207,201              581,337

COST OF SALES                                                     567,472               89,925              408,495
                                                        ------------------  -------------------  -------------------

GROSS PROFIT                                                    1,357,860              117,276              172,842
                                                        ------------------  -------------------  -------------------

OPERATING EXPENSES

  Salaries and other compensation                                 983,773              208,215              505,372
  Commissions                                                      41,700               14,302               18,117
  Depreciation and amortization                                    10,498               54,202               54,202
  Professional fees                                                49,511              505,576            1,467,900
  Bad debt expense                                                503,839              102,723              102,723
  Selling, general and administrative expenses                    423,289              249,593              623,451
  Travel and entertainment                                         64,187               54,240              132,249
                                                        ------------------  -------------------  -------------------
        Total Operating Expenses                                2,076,797            1,188,851            2,904,014
                                                        ------------------  -------------------  -------------------

INCOME FROM OPERATIONS                                           (718,937)          (1,071,575)          (2,731,172)
                                                        ------------------  -------------------  -------------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                 1,905                  499                  499
  Unrealized gain on sale of trading securities - net                 922                    0              (18,549)
  Interest expense                                                 (3,264)            (354,569)            (354,569)
                                                        ------------------  -------------------  -------------------
        Total Other Income (Expense)                                 (437)            (354,070)            (372,619)
                                                        ------------------  -------------------  -------------------

LOSS BEFORE INCOME TAXES                                         (719,374)          (1,425,645)          (3,103,791)

FEDERAL AND STATE INCOME TAXES                                     20,600                    0                    0

                                                        ------------------  -------------------  -------------------
NET INCOME/ (LOSS)                                               (739,974)          (1,425,645)          (3,103,791)
                                                        ==================  ===================  ===================

Dividend on Preferred Stock                                                                                (375,011)

                                                        ------------------  -------------------  -------------------
NET INCOME/ (LOSS) APPLICABLE TO COMMON STOCK                    (739,974)          (1,425,645)          (3,478,802)
                                                        ==================  ===================  ===================

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED                (0.43)               (0.31)               (0.87)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                               1,710,860            4,574,887            4,028,972

                                       TRIMFAST GROUP, INC.
                           INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE ONE YEAR ENDED DECEMBER 31, 1998 (AUDITED)
                AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                                                               FOR THE NINE MONTHS
                                                           FOR THE ONE YEAR           ENDED
                                                                ENDED          SEPTEMBER 30, 1999
                                                          DECEMBER 31, 1998        (UNAUDITED)
                                                         --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 (739,974)          (3,103,791)
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depreciation and amortization                                     10,498               54,202
    Bad debt expense                                                 503,839                6,498
    Unrealized gain on short term investments                           (922)             (18,459)
    Stock based compensation                                         762,000                    0
    Issuance of common stock for professional services                     0            1,238,505
  Changes in operating assets and liabilities
  (Increase) decrease in :
    Accounts receivable                                             (856,839)            (472,796)
    Prepaid expenses                                                       0              (50,000)
    Inventory                                                       (165,038)            (188,533)
  Increase (decrease) in :
    Accounts payable and other liabilities                           496,181              300,845
    Income taxes payable                                              20,600                    0
                                                         --------------------  -------------------
      Total adjustments                                              770,319              870,262
                                                         --------------------  -------------------
  Net cash (used in) provided by operating activities                 30,345           (2,233,529)
                                                         --------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in :
    Short term investments                                           (14,375)             (25,923)
    Due from employees                                                (5,800)               5,800
    Property and equipment                                           (37,821)          (1,764,682)
    Due from affiliate                                                (5,945)               5,945
    Rent deposit                                                      (8,119)              (4,381)
    Cash surrender value of life insurance                            (8,107)              (4,529)
                                                         --------------------  -------------------
  Net cash (used in) provided by investing activities                (80,167)          (1,787,770)
                                                         --------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                           1,975              961,781
    Purchase of treasury stock                                       (23,534)            (116,013)
    Proceeds from issuance of common stock                           177,800            1,628,942
    Proceeds from issuance of preferred stock                              0            1,500,040
    Due to stockholder/ officer                                      (18,436)                   0
                                                         --------------------  -------------------
  Net cash provided by (used in) financing activities                137,805            3,974,750
                                                         --------------------  -------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                   87,983              (46,549)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         17,658              105,641
                                                         --------------------  -------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              105,641               59,092
                                                         ====================  ===================


                                                  TRIMFAST GROUP, INC.
                                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   FOR THE ONE YEAR ENDED DECEMBER 31, 1998 (AUDITED)
                           AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                                         Common Stock
                                                          and Common        Additional      Preferred
                                                       Stock to be Issued     Paid-In     Stock Issued      Accumulated
                                                        SHARES     Amount     Capital     SHARES  Amount     Deficit
                                                      ----------  --------  ------------  ------  -------  ------------
BALANCE JANUARY 1, 1998                               1,286,625   $ 1,287          (287)       -        -    ($151,846)

Issuance of common stock for cash                        63,924        64       187,736        -        -            -

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                    19,500        19        39,981        -        -            -

HLHK equity at August 12, 1998                          817,749       818       441,083        -        -   (1,122,218)

Reclassification pursuant to recapitalization                 -         -    (1,122,218)       -        -    1,122,218

Common stock issued to employees                            500         -             -        -        -            -

Common stock issued to attorney for services              5,000         5            (5)       -        -            -

Common stock issued in exchange for debt of HLHK
   principal stockholder                                 75,000        75       491,123        -        -            -

Issuance of common stock in exchange for
   stockholder loans                                     70,358        70       126,574        -        -            -

Compensation to principal stockholder                         -         -       762,000        -        -            -

Purchase of treasury stock at cost                            -         -             -        -        -            -

Net income 1998                                               -         -             -        -        -     (739,974)

                                                      ----------  --------  ------------  ------  -------  ------------
Balance, December 31, 1998                            2,338,656   $ 2,338   $   925,987        -        -    ($891,820)
                                                      ----------  --------  ------------  ------  -------  ------------

Equity financing - issuance of common stock for cash  1,058,005     1,058     1,659,817        -        -            -

Issuance of common stock in exchange for
  consulting and other professional services            769,459       770     1,237,735        -        -            -

Issuance of common stock acquisition of Immmu and
  Imcel. To be returned per rescission agreement.       235,000       235       925,077        -        -            -

Issuance of common stock to employees                   150,358       150        95,247        -        -            -

Issuance of convertible debentures                            -         -       250,000        -        -            -

Return of common stock in repayment of debt             (50,000)      (50)     (399,950)       -        -            -

Issuance of common stock held in escrow to
  secure loan                                            23,000        23       199,790        -        -            -

Issuance of common stock for debt repayment              24,500        25       168,006        -        -            -

Repurchase of treasury stock at cost                          -         -             -        -        -            -

Issuance of Preferred Stock                                   -         -     1,874,901   15,000      150     (375,011)

Net Loss, year to date as of September 30, 1999               -         -             -        -        -   (3,103,791)

                                                      ----------  --------  ------------  ------  -------  ------------
Balance, September 30, 1999                           4,540,978   $ 4,549   $ 6,936,610   15,000  $   150  ($4,370,622)
                                                      ==========  ========  ============  ======  =======  ============



                                                     Subscriptions   Shares    Treasury
                                                      Receivable    Advanced     Stock         Total
                                                      -----------  ----------  ----------  -------------
BALANCE JANUARY 1, 1998                                        -           -           -      ($150,846)

Issuance of common stock for cash                              -           -           -   $    187,800

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                          -           -           -   $     40,000

HLHK equity at August 12, 1998                                 -           -           -      ($680,317)

Reclassification pursuant to recapitalization                  -           -           -   $          0

Common stock issued to employees                               -           -           -   $          0

Common stock issued to attorney for services                   -           -           -   $          0

Common stock issued in exchange for debt of HLHK
   principal stockholder                                       -           -           -   $    491,198

Issuance of common stock in exchange for
   stockholder loans                                           -           -           -   $    126,644

Compensation to principal stockholder                          -           -           -   $    762,000

Purchase of treasury stock at cost                             -           -     (23,534)      ($23,534)

Net income 1998                                                -           -           -      ($739,974)

                                                      -----------  ----------  ----------  -------------
Balance, December 31, 1998                                     -           -    ($23,534)  $     12,971
                                                      -----------  ----------  ----------  -------------

Equity financing - issuance of common stock for cash           -           -           -   $  1,660,875

Issuance of common stock in exchange for
  consulting and other professional services            (358,325)          -           -   $    880,180

Issuance of common stock acquisition of Immmu and
  Imcel. To be returned per rescission agreement.              -    (925,312)          -   $          0

Issuance of common stock to employees                          -           -           -   $     95,397

Issuance of convertible debentures                             -           -           -   $    250,000

Return of common stock in repayment of debt                    -           -           -      ($400,000)

Issuance of common stock held in escrow to
  secure loan                                                  -           -           -   $    199,813

Issuance of common stock for debt repayment                    -           -           -   $    168,031

Repurchase of treasury stock at cost                           -           -    (116,013)     ($116,013)

Issuance of Preferred Stock                                    -           -           -   $  1,500,040

Net Loss, year to date as of September 30, 1999                -           -           -    ($3,103,791)

                                                      -----------  ----------  ----------  -------------
Balance, September 30, 1999                            ($358,325)  ($925,312)  ($139,547)  $  1,147,503
                                                      ===========  ==========  ==========  =============

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-----------------------------------------------------------------------------

(A)     Revenue  Recognition
        --------------------

Nutrition Cafe charges a monthly membership fee for access to order products at discounted prices. Memberships are sold on a pay-as-you-go basis in one month increments. Members choose whether or not to continue their membership each month; no long term agreements are required. The membership fees are recognized as revenue in the month they are paid. Effective January, 2000, the monthly membership fees have been eliminated. Management believes the increased revenues from allowing everyone who visits the site to place orders will offset the decrease in revenue from membership fees.
Revenue for products ordered is recognized and an accrual for returns is posted when the product is shipped. To date returns of products sold has been immaterial. We believe the products we sell are of a high quality and our customers are knowledgeable enough about the products they purchase to ensure returns will continue to be immaterial. Therefore no accrual for estimated returns has been made for these financial statements.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

Sales of our products offered through TrimFast, Inc. (weight loss bars, WCW bars, and Max Impact supplements) are sold utilizing food brokers, distributors and directly to vendors. We use brokers and distributors to identify new vendors, all sales are made directly to the vendor with the distributor or broker informed of any sales through their efforts. Because of this, we ship to, invoice and receive payments directly from the end user our policy is to record any returns against current sales. Due to the nature of the products offered, and customers ordering product conservatively, we have experienced no material product returns therefore no accrual for returns have been made in these financial statements.

Revenue for the Cooler Group is earned through rental of water coolers and delivery of water. A contract is signed for cooler rental and/or water delivery service, and is invoiced monthly. Revenue is recognized for cooler rental each month when invoiced and for water service based on usage when delivered.

(B)     Accounts  Receivable  -  Other
        ------------------------------

        Components of A/R - Other is as follows:
            Millennium - related party              $259,558
            Cash from rescission of IMMMU purchase    50,000
            Stock held in escrow securing loan       199,790
            Other                                      2,930
                                                    --------
                                                    $512,278
                                                    ========

(B)  Accounts  Receivable  -  Other  (Cont'd)
     ----------------------------------------

On May 26, 1999 the company placed in an escrow account 23,000 shares of its' common stock valued at $199,790 to secure the loan to acquire Ice Cold Water, Inc. (See note 7B) The shares will be returned to authorized when the loan is satisfied.

The receivable from Millennium represents cash advances to an affiliated company during the year. The balance at December 31, 1999 is $156,212.

(C)     Inventory
        ---------

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Cont'd)
--------------------------------------------------------------------------------

(D)     Advertising  Costs
        ------------------

Advertising costs are expensed as incurred unless a direct measurable response exists. All advertising related costs have been recognized as expense in these Interim Financial Statements.

(E)  Software  Development
     ---------------------

The Company has contracted with an outside software development firm to develop software that runs the website for Nutrition Caf . All costs associated with the development of the software have been capitalized while any costs associated with content have been expensed.


NOTE  3  -  ACQUISITION  OF  BUILDING
-------------------------------------

On July 30, 1999 the Company exercised its option to purchase the facility located at 2555 Blackburn Street, Clearwater, FL for $1,200,000. The property is used as the sales, storage and distribution facility for Nutrition Caf , Inc. The funds were raised through the sale of 15,000 shares of Class A Preferred Stock and 223,681 warrants to purchase common stock. (See Note 6)

NOTE  4  -  WCW  LICENSE  AGREEMENT
-----------------------------------

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

NOTE  5  -  CONVERTIBLE  DEBENTURE
----------------------------------

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


NOTE  6  -  EQUITY  TRANSACTIONS
--------------------------------

Sale  of  Preferred  Stock  and  Warrants

On July 13, 1999 we issued 155,000 restricted shares of our common stock for $4.00 each to Aryeh Trading. Under this agreement, the Company is obligated repurchase these shares for $8.25 each with a $0.25 per share per month increase in price pursuant to an escalation clause in the agreement. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.

The  following  shares  were  issued  in  consideration  other  than  cash:

Pursuant to various agreements we issued the following shares of our restricted common stock:

On July 7, 1999, we issued 10,000 shares of our common stock in exchange for Legal Services rendered for the Company. On July 19, 1999, we issued 30,000 shares of our common stock for consulting services rendered to the Company. In July 1999 we received 50,000 shares of our common stock from a principal stockholder in exchange for $400,000 owed to the company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.

On August 3, 1999, we issued 10,000 share of our common stock in exchange for Business Consulting Services and 10,000 shares of our common stock in consideration for Legal Services rendered to the Company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

The aforementioned issuances and sales were made in reliance upon the exemption from registration contained in Section 4(2) of the Act. The purchasers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public. The shares which have been issued pursuant to Section 4(2), bear legends stating that the securities may not be offered, sold or transferred other than pursuant to an effective Registration Statement under the Act, or an exemption from such registration requirements. The Registrant will place stop transfer instructions with its transfer agent with respect to all such securities.

The Company entered into several consulting agreements with various individuals whereby the Company was to be provided with advice with regard to corporate strategy and business development including targeting of acquisitions. The Company advanced the consultants 490,000 shares in 1999 but minimal services as anticipated in the consulting agreements were performed in 1999 and no services were performed in 1998. Therefore on June 30, 1999 the consulting agreements were rescinded and the Company offered the consultants the restricted shares at a price of $0.25 per share resulting in a subscription receivable. The Company expects to receive the payment in the form of invoices for prior services rendered under the rescinded consulting agreements. As of the date of this report invoices for $15,625 has been received. When an invoice is received, the Company recognizes consulting expense for all shares issued based on the fair market value of the stock on the grant date.

In July 1999, we issued 15,000 Class A convertible preferred shares and 223,881 warrants. Cranshire Capital purchased 5,000 preferred shares and 74,627 warrants for consideration of $300,010. Dotcom Fund purchased 3,000 preferred shares and 44,776 warrants for consideration of $500,010. Keyway Investments purchased 5,000 preferred shares and 74,627 warrants for $500,010. Robert Productions, Inc. purchased 2,000 preferred shares for consideration of $200,010. The warrants are exercisable at any time until July 16, 2002 at an exercise price of $10.00 per warrant. The Company relied upon the exemption from registration provided in Section 4(2) of the Act. We believed section 4(2) was available for the issuance of the preferred shares and warrants because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering. As a result of accounting for the beneficial conversion feature, the Company charged a $375,011 dividend to retained earnings on the issuance date. (See Note 3)

During the period ended September 30, 1999 the Company issued 108,000 warrants (i.e., stock options) to certain consultants and other service providers of the Company.

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

A summary of the options issued to consultants as of September 30, 1999 is presented below:

                                        Number of  Weighted Average
                                         Options    Exercise Price
                                        ---------  -----------------
Stock Options

Balance at beginning of period                  -  $               -
Granted                                   108,000  $            4.55
Exercised                                       -                  -
Forfeited                                       -  $               -

                                        ---------  -----------------
Balance at end of period                  108,000  $            4.55
                                        =========  =================

Options exercisable at end of period      108,000  $            4.55

Weighted average fair value of options
 granted during the period                108,000  $            3.83

The following table summarizes information about stock options outstanding at September 30, 1999:

                   Options Outstanding                Options Exercisable
---------------------------------------------------------------------------
                 Number       Weighted
               Outstanding     Average    Weighted      Number     Weighted
Range Of           At         Remaining    Average   Exercisable    Average
Exercise      September 30,  Contractual  Exercise   At September  Exercise
Price             1999          Life        Price      30, 1999      Price

$       4.00         68,000   0.67 Years  $    4.00        68,000  $    4.00
$4.00 - 7.00         40,000   0.46 Years  $    5.50        40,000  $    5.50
              -------------               -----------------------
                    108,000   0.59 Years  $    4.55       108,000  $    4.55
              =============                          ============

NOTE  7  -  ACQUISITIONS
------------------------

(A)     Acquisitions  of  Subsidiaries  and  Subsequent  Rescission
        ----------------------------------------------------------

On March 18, 1999 the Company acquired IMMMU, Inc. ("IMMMU") and IMMCEL Pharmaceuticals, Inc. ("IMMCEL"), two companies related through common stockholders, in a transaction accounted for as a purchase. Under terms of the agreement, 235,000 shares of the Company's common stock, $50,000 in cash and an option agreement for shares of

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited


the Company's common stock exercisable based on stipulated Company performance criteria were exchanged for all of the issued and outstanding capital stock of IMMMU and IMMCEL. Subsequently, the Company entered into a rescission agreement of the purchase. Activity from IMMMU and IMMCEL are not part of these consolidated statements. The common stock shares are recorded as "Common Shares Advanced" and deducted from stockholder equity and the $50,000 is recorded in Accounts Receivable - Other. The Company incurred a loss of $94,225 from operating the companies during 1999 which is recorded in Accounts Receivable - Other with a reserve for 100% recorded as bad debt.

(B)     Asset  Accumulation
        -------------------

On May 24, 1999 the Company acquired certain assets of Ice Cold Water Co., Inc. ("ICW") including certain receivables, inventory, property and equipment, a customer list and the name "Ice Cold Water" and all other intellectual property rights associated with the name. Under terms of the agreement, the Company acquired the assets for $20,000 in cash and a $100,000 promissory note at 8.5% per annum which is due in four monthly installments of $25,000 plus accrued interest, commencing June 10, 1999. 23,000 shares of the Company's common stock were reserved in an escrow account to be released to ICW in the case of default of payments. The Company then formed a new subsidiary, The Cooler Group and transferred these assets into it. A balance of $30,406 remains outstanding as of September 30, 1999.

NOTE  8  -  LITIGATION
----------------------

In 1999 the Company initiated a legal proceeding against a former major customer to collect amounts receivable from that customer aggregating approximately $535,000 at December 31, 1998. Such receivable related to products sold to that customer during 1998 that were voluntarily recalled by the Company, but never returned by the customer. As of December 31, 1998, it was management's assertion with regard to this matter that since the product was never returned to the Company, and is believed to have been resold by the customer, a successful outcome in favor of the Company was possible. The Company has therefore written off $267,240 or fifty percent of the total receivable as of December 31, 1998. Subsequent to the date of these financial statements, management does not expect to receive any further payments of this customer and therefore decided to write off the balance reduced by payments received during January, 1999.


In early 1999, pursuant to a voluntary arrangement with the Food and Drug Administration, the Company's product, Revivarant, was recalled and removed from sale. Since the time of the recall, the Company has been subject to five known lawsuits and an additional three consumer-protection claims relating to consumer use of the product. As of the date of this report, only one lawsuit has specified a dollar amount, that being, $400,000 of compensatory damages and $350,000 of punitive damages. All lawsuits have been referred by management to the insurance carrier of our third party manufacturer, however, the Company has received notice from the insurance carrier denying all claims. Management intends to contest the claim denials. The Company obtained its own insurance policy in May 1999 and believes it would not be covered under its own policy for these prior

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

occurrences. With regard to any punitive damage claims, the Company intends to vigorously oppose any factual basis for imposition of punitive damages based upon research and efforts made prior to the distribution of the Revivarant product to determine its safety. The Company's management and outside legal counsel are unable to evaluate and determine the likely outcome of each cause of action. Accordingly, pursuant to the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 5, no liabilities have been accrued as of September 30, 1999 relating to the above matters. Any future liabilities required to be recorded pursuant to SFAS 5 will be recorded gross of any expected insurance recovery pursuant to SAB5:Y. The above litigation related to Revivarant may have an adverse effect on the Company's results of operations and financial condition.

The Company is subject to a course of action premised on a Letter of Agreement between the two parties whereby the Plaintiff alleges the Company committed to purchase 155,000 shares of the Company's common stock at a stipulated price. The second count of the action is a mortgage foreclosure action, which is based upon an alleged lien upon real property that is to have collateralized the Agreement. The Company has filed a motion to dismiss the complaint because the Agreement sued upon call for arbitration in the event of dispute. The Company also filed a motion to dismiss the mortgage foreclosure action since the cause of action is premised upon documents that cannot be recorded. Discovery is beginning and no opinion is available as to the likely result.

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

An action has been commenced against the Company, by a former principal stockholder, and other parties alleging that 600,000 shares of the Company, previously owned by the former principal stockholder, were improperly canceled by the Company while still validly owned by the Plaintiff. The Plaintiff has demanded the removal of the stop transfer order from their share certificates or alternatively the Company re-issue new share certificates. The action also alleges a consulting agreement for which the Company has not tendered the required consideration of 270,000 shares of the Company's common stock. The action also seeks $100,000 for breach of fiduciary duty and $10,000,000 in punitive damages. An adverse judgment may have an adverse affect on the Company's results of operations and financial condition.

A lawsuit filed against the Company, its Chief Executive Officer, principal stockholder and certain affiliates demanding an excess of $790,000 in compensatory and punitive damages, alleges that the plaintiff had purchased approximately 22,000 shares of the Company's common stock for approximately
$77,000, but has not received the same. As of May 3, 2000 settlement negotiations are ongoing. An adverse judgment of this litigation may have an adverse effect on the Company's results of operations and financial condition.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

The Company is subject to various other lawsuits, investigations and claims primarily relating to amounts due to vendors which, in the opinion of management, arise in the normal course of conducting Company business. Appropriate amounts have been accrued at September 30, 1999. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such remaining proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.


NOTE  9  -  SUBSEQUENT  EVENTS
------------------------------

A.     Contributed  Capital

On February 1, 2000 Michael Muzio contributed 500,000 shares of restricted stock to the Company. The shares were valued at the $7.50 based on the quoted trading price on the date of contribution.

B.  Acquisition  of  Nutrition  Clubstores,  Inc.

On March 20, 2000 we acquired from Nutrition Superstores.com, Inc. all of the issued and outstanding shares of common stock in its wholly owned subsidiary, Nutrition Clubstores, Inc. The purchase price was $150,000 cash plus 570,000 shares of our common stock valued at $4.80 per share based average quoted trading price a few days before and after the announcement of the transaction based on EITF 95-19 for a total of $2,886,000. In addition, for a period beginning three months following the Closing and continuing for a period of twelve months thereafter, the Seller shall receive a royalty equal to three percent (3%) of the gross sales generated by the kiosks operated by Nutrition Clubstores, Inc. The number of shares issuable to the Seller of the Nutrition Clubstores, Inc. is subject to adjustment based upon the audited financial statements, which are to be provided by the sellers of Nutrition Clubstores, Inc. To the extent that the Nutrition Clubstores audited financial statements for February 28, 2000 show a net worth which is less than 85% of the unaudited financial statements, for every $5.00 reduction or portion thereof in net worth, Seller shall be entitled to receive one less share of common stock.

The acquisition will be accounted for under the purchase method. Subject to the completion of the Nutrition Clubstores audit, we anticipate allocating the purchase price of this acquisition as follows: inventory $410,885, fixed assets $367,848, goodwill $2,335,004 accounts payable $162,422 and notes payable $65,315.

The goodwill balance will be amortized over 60 months. The Company will review the audited financial statements when received and adjust our books accordingly.

The $150,000 cash used in the acquisition was advanced to the Company by the principal stockholder. We believe the acquisition of Nutrition Clubstores will have an immediate positive impact on the Company's cashflows and revenue stream. Prior to our acquisition, Nutrition Clubstores had a negative cashflow of approximately $10,000 per month. However, during our analysis of the company, we identified several areas where we believe they were operating

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999
                                   (Unaudited)

inefficiently and implemented these changes immediately upon closing the deal. Based on our changes Nutrition Clubstores had a positive cashflow of approximately $5,000 for the eleven days we owned it in March. We have continued to implement other cost cutting measures including promoting our products in each location to increase margins and further changes to the management structure in each location which should continue to increase the positive cashflow each month.

C.  Convertible  Debenture.


On April 25, 2000 the Company entered into a convertible debenture agreement with Gibralt U.S., Inc. a Colorado Corporation and FAC Enterprises, Inc. a Pennsylvania Corporation for a total of $3,000,000 due July 13, 2001 with interest at 12%. The proceeds will be used to open additional Nutrition Clubstores and produce and air the commercial spots for our WCW Ultra Energy Bars. On April 28, 2000 the first $1,000,000 was wired to our account.

TRIMFAST  GROUP,  INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL  STATEMENT  PRESENTATION


The September 30, 1999interim financial statements are presented without comparable 1998 quarterly information. We were not publicly traded in 1998 and systems, though adequate to address annual audit needs, were not in place to allow for extracting reliable quarterly information. We have presented the comparison with adjustments from the year end 1998 numbers.


RESULTS  OF  OPERATIONS.

December  31,  1997  and  1998  as  compared  to  September  30,  1999

Sales for the nine months ended September 30, 1999 were $581,337 as compared to $1,925,332 for the year ended December 31, 1998 ($1,443,999 adjusted proportionately for the nine months ended September 30, 1998 and $22,338 as of December 31, 1997). The significant decline in sales from 1998 to 1999 is primarily attributable to our decision to discontinue the sale of Revivarant, a muscle replenishment supplement, which accounted for approximately $1.4 million of revenues during 1998. This decision was initiated by an industry wide investigation by the Food and Drug Administration into the active ingredient in Revivarant.


Our salaries and compensation increased from $31,633 in 1997 to $993,773 in 1998 to $505,372 for the nine months ended September 30, 1999 for several reasons. The 1998 amount included $762,000 non-cash stock based compensation expense. Our 1999 salaries include increased expenses of support staff. Specifically, we added two administrative assistants, upgraded our accounting position to Chief Financial Officer and added a salesman to our staff. In addition, during 1999 we added two new subsidiaries, Ice Cold Water and Nutrition Cafe, which account for approximately 40% of the increased salary reported. Moreover, the employment market in Tampa has been highly competitive in 1999 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

Management expected that the introduction of the IMMCEL and IMMMU product lines would add to revenues. However, customer acceptance proved disappointing and the prior owner, and key employee refused to honor his contractual commitments to manage the newly added subsidiaries. As a result, we have rescinded our agreement with the prior owners of IMMMU and IMMCEL and will focus on the expansion of our own line of nutritional supplements. All rights title and interest to the IMMMU/IMMCEL product lines will revert back to their prior owners, all consideration paid or received will be returned and any profits or losses generated from the operation on IMMMU and IMMCEL will be allocated to its prior owners. We recorded in the "Receivable - other" account the loss from operating IMMMU and IMMCEL for the period of time we managed those companies. We then recorded a 100% reserve against the balance at September 30, 1999. As of December 31, 1999, the receivable and reserve balances were written off.

Management believes that a significant boost to its revenues will be generated from its licensing agreement with World Championship Wrestling ("WCW"), once other wrestling stars agree to promote our energy bars. We intend to sell high nutrition, energy bars with the WCW logo and images of the various wrestling personalities. Both food brokers and retail stores have shown tremendous interest in the product. Although we have made shipments to small retailers, we anticipate that our shipments to large retailers will commence with the launch of our national advertising campaign, which is tentatively scheduled to begin in May. While there can be no assurance that the product will meet anticipated demand, management believes that the sale of the WCW energy bars will be a significant source of revenues for the Company.

With the acquisition, formation and expansion of business activities during 1999, operating expenses increased significantly. Salaries and compensation total $31,633 and $983,773 for the year ended December 31, 1997 and 1998 respectively, as compared to $505,372 for the nine months ended September 30, 1999. New employees had to be hired to handle the increased business activities of the Company.


For the nine months ended September 30, 1999, we recorded $1,467,900 in professional fees. A significant portion of this amount is non-cash expense, representing the issuance of common stock to certain professionals in exchange for professional services. Management anticipates that professional fees will decline significantly in the future.

Selling general and administrative expenses were $92,565 and $423,289 for the years ended December 31, 1997 and December 31, 1998 respectively, as compared to $623,451 for the nine months ended September 30, 1999. Approximately $175,000 of this increase was attributable to advertising for NutritionCafe.

Approximately $250,000 of the interest expense of $354,569 is attributable to the intrinsic value of the convertible debenture executed by the Company.


Net loss for the year ended December 31, 1997 was $151,846. Net loss for the year ended December, 31 1998 was $739,974. Loss before income taxes for the year ended December 31, 1998 was $719,374. We have generated a net loss of $3,478,802 for the nine months ended September 30, 1999 or net loss of $0.87 per share.


LIQUIDITY  AND  CAPITAL  RESOURCES.

December  31,  1997  &  1998  as  compared  to  September  30,  1999.

Total cash and cash equivalents as of September 30, 1999 were $100,312 as compared to $120,938 as of December 31, 1998 and $17,658 as of December 31, 1997, a decline of approximately 17% from the period ending December 31, 1998 to the period ending September 30, 1999.

Trade receivables were $4,889 at December 31, 1997 and $357,889 at December 31, 1998, including $267,240 related to Cutting Edge that was subsequently written off, but declined to $318,407 for the period ending September 30, 1999. Our 1998 trade receivables also included $11,745 related to IMMMU and IMMCEL, an amount for which we maintained adequate receivables and was fully reserved to cover an allowance for bad debt.


We recorded $503,839 in bad debt expense in December 1998, $267,240 of which was due to unknown financial difficulties experienced by Cutting Edge. The bad debt expense of $267,240 attributable to Cutting Edge represented 50% of the receivable balance due from Cutting Edge at December 31, 1998 and was due to the Cutting Edge's failure to return product we sold them. We recorded the bad debt expense relating to Cutting Edge in December 1998 and ceased doing business with them at that time. In addition, the bad debt expense was due to the bankruptcy of another customer, Dynamic Health Concepts. During 1998 a total of two (2) customers, Cutting Edge and Dynamic Health Concepts, accounted for approximately seventy-two percent (72%) of our sales.

Our decision to pull Revivarant from the market impacted our short-term income potential due to the large percent of 1998 revenues from this product. During 1999 we have made several decisions, which we believe will help replace the lost revenue. Specifically, we developed our Max Impact line of supplements and packaged them in a daily package of three pills each, which are marketed to convenience stores.

Additionally, we signed an agreement with the WCW to produce and market the ultra energy bars, which include the likenesses of Hulk Hogan, Bill Goldberg and Randy "Macho Man" Savage. Additionally, during 1999 we increased our usage of outside brokers for sales to independent retail locations and hired sales personnel for direct marketing to our target industries. The result of these changes has been the elimination of our reliance on a few large customers for our revenue. We believe these changes will position us for increased revenues in the near future.


Inventory  was  $23,699  at December 31, 1997, increased to $188,737 at December
31, 1998 and to $377,270 at September 30, 1999. This increase in inventory is attributable to the launch of Nutrition Cafe and the inventory that we are required to carry to meet customer orders.

Total current assets were $46,246 at December 31, 1997 and $679,309 at December 31, 1998 and increased approximately 40% to $1,308,267 at September 30, 1999

Property and equipment increased from $5,481 on December 31, 1997 to $33,403 on December 31, 1998 and to $1,459,270 on September 30, 1999. This increase is due primarily to our purchase of the facility, which houses our warehouse operations for Nutrition Cafe, and the equipment purchased to operate this facility. The $228,705 attributable to software development represents our investment in the Nutrition Cafe website software.

We also experienced a significant increase in liabilities. Accounts payable increased from $14,873 on December 31, 1997 to $625,767 on December 31, 1998 and to $926,612 on September 30, 1999. In addition, we issued a convertible debt instrument in the amount of $1,000,000 in 1999. The proceeds raised from this debt offering were used to purchase the warehouse facility.

Management believes that we have sufficient revenue and reserves to finance ongoing business activities for the 12 months ending March 31, 2001. However, any judgment or claim in favor of a claimant regarding Revivarant could have a materially adverse effect on our operations, including that we may be unable to continue in business.



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

Dated:  This  5th  day  of  June,  2000