Form 10KSB/A
period 1999-12-31
TRIMFAST GROUP INC
filed 2000-06-06
CIK 1089297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20529


                                   FORM 10-KSB
                                (AMENDMENT NO. 1)


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

                          Name  of  exchange:     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X   No
     ---     ---

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

YES________    NO__________

     APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of March 31, 2000, there were 5,097,362 shares of the Company's $.001 par value common stock issued and outstanding.

                  DOCUMENTS  INCORPORATED  BY  REFERENCE


                                      NONE


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


On March 18, 1999, we acquired IMMMU, Inc. (hereinafter "IMMMU"), a Delaware corporation, and IMMCEL Pharmaceuticals, Inc. (hereinafter "IMMCEL"), a New York corporation. Both companies were engaged in the business of developing and marketing nutritional supplements manufactured by third parties. Pursuant to the terms of this acquisition, IMMMU and IMMCEL became our wholly owned subsidiaries. We issued 235,000 shares of our common stock, $50,000 in cash, an option agreement based upon performance criteria and an employment agreement pursuant to the terms of the agreement.

We rescinded these acquisitions effective November 1, 1999. In accordance with a rescission agreement dated October 23, 1999 the following consideration was returned and delivered on November 30, 1999, as follows: (i) from our company to the prior shareholders of IMMMU and IMMCEL, Leo Ehrlich, Helenka Bodner and Joseph Levi, stock certificates reflecting 200 shares each of IMMMU and IMMCEL, representing all of the outstanding shares of those corporations; (ii) to our company, stock certificates reflecting 150,750 shares, 60,750 shares and 13,500 shares of our restricted common stock, respectively from prior IMMMU and IMMCEL shareholders, Bodner, Ehrlich and Levi. In addition, on November 12, 1999, the
$50,000 cash payment was returned to us by IMMMU shareholders Bodner, Ehrlich and Levi and on November 15, we received the final 10,000 free trading shares of our common stock from Moishe Bodner.

From our operations of IMMMU/IMMCEL we had a loss of $88,830. We maintained sufficient reserves to cover this loss from our accumulated deficits. To date, we have received no amounts from IMMMU/IMMCEL to reimburse us for such loss. Because we believe that IMMMU/IMMCEL does not have funds available to reimburse us for any loss from operations, which we incurred as a result of the transaction, we have not made a demand from them to reimburse us for our loss from operations.

When we entered into the IMMMU/IMMCEL agreement, we believed that the acquisitions of these companies would enhance our product lines. However, approximately six months after entering into this agreement, we were unable to obtain audited financial statements for the acquired companies. As such, our management deemed it in our best interest to rescind the transactions. We rescinded the transaction because:

      i)    These  companies  may  have  had  undisclosed  liabilities;
      ii)   We  were  unable  to  verify  inventory;  and
      iii)  We  were  unable  to  verify  previous  sales.

As a result of the rescission, we have no formal agreement to sell IMMMU and IMMCEL products in the United States. This rescission has reduced our product line by approximately 18 products. We do not feel this will have a materially adverse affect on our operations given the short period of time in which these companies were our subsidiaries.
Despite the above, management believed that the products of IMMMU would enhance our product line. Our management deemed it in our best interest to enter into a distribution agreement with IMMMU to sell their products in Canada. On November 1, 1999, we entered into an exclusive distributor agreement with IMMMU, Inc. Such agreement provides that IMMMU appoints us as the exclusive distributor of products in Canada. Under the agreement, we may market, sell, and distribute IMMMU products pursuant to a pricing structure set forth by IMMMU. The compensation provision for the Canadian distribution agreement is verbal and requires us to pay IMMMU 12% of our sales of IMMMU products. The agreement includes provisions that we will be indemnified by IMMMU for any loss, damages, claim or settlement that may arise out of any defect, known or unknown, in any of the products at the time of manufacture, assuming no material alteration of the product occurred after manufacture. There is no assurance that IMMMU will have sufficient assets or insurance coverage to indemnify us against any such liabilities. The agreement is for a term of November 1, 1999 through December 31, 2001 with automatic renewals. Either party may terminate the agreement on thirty days written notice.

On March 18, 1999, we entered into an agreement with Aryeh Trading, Inc., a third party investment group, a registered broker-dealer and one of our market makers, providing that: (i) Aryeh would purchase shares of our stock in the open market having an aggregate value of no less than $300,000; (ii) Aryeh would purchase 300,000 shares of our common stock from us at a price of $4.00 per share according to a stipulated schedule based on the average market price of the outstanding shares. The purpose of the Aryeh Trading agreement was to obtain capital for the Company and for Aryeh to purchase free trading shares for it's inventory account to sell to it's clients. On March 30, 1999, we entered into an agreement with Aryeh which added terms to the March 18th agreement. The purpose of the March 30th agreement was to clarify that Aryeh trading would purchase the full 300,000 shares issued to them for $1,200,000. Additional clauses were added to restrict Aryeh's ability to sell these shares prior to the entire $1,200,000 purchase being completed. In consideration of this clause the Company agreed to indemnify and hold Aryeh harmless from any federal income tax liability should the Internal Revenue Service determine that Aryeh's basis in the stock was less than $4.00 per share. Since Aryeh Trading never fully performed on the March 18th agreement the March 30th agreement is unenforceable as to the tax indemnification.

From May 13, 1999 to July 20, 1999, in conjunction with the March 18, 1999 agreement, Aryeh purchased 155,000 shares from us at $4.00 per share for a total purchase price of $620,000. As a result the 300,000 share certificate held in escrow was returned to the Company and a new certificate was issued for 155,000 shares on July 13, 1999.

On October 22, 1999 the Company entered into a stock repurchase agreement with Aryeh Trading where we agreed to repurchase the 155,000 shares at $8.25. Our intent was to repurchase these shares at market value for Treasury Stock. The agreement sets out a schedule for repurchase and the shares were to be fully repurchased by December 15, 1999. If the shares were not repurchased by December 15th the Company agreed to a $0.25 per share premium for each two weeks agreement with Aryeh Trading to modify the repurchase schedule. This agreement calls for the Company to repurchase all shares before January 25, 2000. Any shares not repurchased by January 25th was subject to a $0.25 per share per month premium. As additional security, in the November 10th agreement we pledged certain real estate as security against the October 22, 1999 purchase agreement. As of December 31, 1999, we recorded the October 22, 1999 stock repurchase commitment for the 155,000 shares at $8.50 per share as a charge to additional paid-in capital. To date, we have not repurchased any of the 155,000 shares.

On April 21, 1999, we formed a wholly owned subsidiary Nutrition Cafe, Inc., a Florida Corporation which operates a website NutritionCafe.com. The website is designed to provide nutritional information, provide links to other informative sites and to market and sell our products.

On November 7, 1999 Perfumania.com, Inc. signed a letter of intent to acquire Nutrition Cafe.com. The letter of intent provides proposed terms in which Perfumania.com., Inc. would acquire NutritionCafe.com from our company. The Letter of intent provides that our company would sell to Perfumania.com, Inc. all of the assets of NutritionCafe.com, including, but not limited to, goodwill, trademarks, trade secrets, other proprietary information, domain trade registrations, computer software and hardware and inventory. Perfumania.com, Inc. would provide the Company with shares of their common stock valued at $1,000,000 and $500,000 in cash consideration for the acquisition of NutritionCafe.com. On January 13, 2000, we received notice from Perfumania.com, Inc. that they would not be acquiring the assets of NutritionCafe.com and would not otherwise pursue the acquisition of NutritionCafe.com from us.

On March 20, 2000 we acquired from Nutrition Superstores.com, Inc. all of the issued and outstanding shares of common stock in its wholly owned subsidiary, Nutrition Clubstores, Inc. The purchase price for the shares of common stock was valued at $4.80 per share for financial accounting purposes based on the average quoted trading price a few days before and after the announcement of the transaction. In addition, for a period beginning three months following the Closing and continuing for a period of twelve months thereafter, the Seller shall receive a royalty equal to three percent (3%) of the gross sales generated by the kiosks operated by Nutrition Clubstores, Inc. The number of shares issuable to the Seller of the Nutrition Clubstores shares is subject to adjustment based upon the audited financial statements which are to be provided by Nutrition Clubstores. To the extent that the Nutrition Clubstores audited financial statements for February 29, 2000 show a net worth which is less than 85% of the unaudited financial statements, then in that event, for every $5.00 reduction or portion thereof in net worth, Seller shall be entitled to receive one less share of common stock.

Subject to the completion of the Nutrition Clubstores audit, we anticipate allocating the $2,886,000 purchase price of this acquisition as follows: inventory $410,885, fixed assets $367,848, goodwill $2,335,004, accounts payable $162,422 and notes payable of $65,315.

Nutrition Clubstores are staffed point of purchase "micro-stores" or "kiosks" located in gyms and other health clubs, carrying popular brand sports and general nutrition supplements. The stores range in size from 8' x 8' to 12' x 12'. The stores currently carry over 300 popular, leading brand sports nutrition products, drinks and bars. As we begin to integrate these Clubstores with our own operations, we plan to introduce more of our products into the product sales mix. Although there are start-up costs involved in opening any of the kiosks, once operational, because of their small size and low overhead, we do not anticipate that opening new kiosks will have any adverse impact on our liquidity.


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

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. With respect to product liability claims, we have a product liability policy effective May 27, 1999 covering $1,000,000 per occurrence and $2,000,000 in aggregate liability insurance subject to a self insurance retention of $10,000. In addition, if such claims should exceed $2,000,000, we have excess umbrella liability insurance of up to $4,000,000. We also had received a certificate of insurance effective February 10, 1998 through February 10, 1999 under our third party manufacturers policy covering $1,000,000 per occurrence and $2,000,000 in the aggregate. However, we were denied all claims under this policy relating to the Revivarant product. (See Item 3 under Legal Proceedings.) However, there can be no assurance that product liability insurance will cover existing claims or continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.


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


To date, we have not undergone any research and development of potential new products or regarding any other areas of potential development. Although we plan to devote 2% of our revenues to research and development within the next fiscal year, such plans are totally dependent upon a number of factors, including: sufficient revenue streams to support this expense, the retention of qualified personnel participating in research and development. We hired Steve Kushner as a nutritionalist consultant to the company. Mr. Kushner has over 20 years of practical experience and trained under Dr. Hazel Parcells. In addition, we must have the ability to attract new qualified personnel to perform research and development and numerous other factors which management may have not currently contemplated.

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

INTERNET  ACTIVITIES:  NUTRITION  CAFE

Nutrition Cafe , Inc., a wholly owned subsidiary of the Company, launched its Internet site (www.nutritioncafe.com) in June of 1999. The Internet site became fully operational in July 1999 and currently offers approximately 1,365 products including nutritional products, vitamins, minerals, dietary supplements, sports nutrition products and homeopathic products for sale to the public. These products are also offered at our retail store located in Clearwater, Florida and will be offered at our Nutritition Clubstores. We will attempt to market approximately 10,000 vitamins, herbs, dietary supplements and homeopathic products to members at distributor wholesale prices. The Internet site is planned to promote all of our products as well as, market and sell vitamins and nutritional products from such other manufacturers as Met-Rx, Prolabs and Nature's Way. Our warehouse facility is equipped with adequate facilities and area to accommodate these expanded number of products and product lines.

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

Marketing  and  Promotion.

Our marketing strategy is designed to strengthen the Nutrition Cafe. brand name, to increase customer traffic to the NutritionCafe.com website, to build customer loyalty, and to encourage repeat business. We intend to utilize traditional advertising media to gain name recognition in the general public including television, radio and print advertising. We also intend to utilize banners, agreements with search engine providers and hyperlinks. All products sold on our website are offered with a 100% money back guarantee, if the customer is dissatisfied for any reason with the purchase.

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

Raw  Materials,  Suppliers  and  Manufacturing.

While we employ our own consultants to develop new product mixes, we do not currently manufacture any of our products; instead, we rely on third-party contract manufacturers. Currently, Innovative Labs, Dolisos America, Inc. and Five Star Brands, Inc. manufacture most of the products for TrimFast and Body Life Sciences.

We procure raw materials from various suppliers, but we contract our finished product production to various third party manufacturers. Since December 1998, we have used a second production factory for some of our products to reduce the risk of having a sole producer of our products or in the event that any manufacturer ceases operations or cannot continue to manufacture any product for us. We believe that there will be little difficulty in locating a manufacturer to produce any of our products without delivery delays or significantly higher costs.


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

Government  Approval  and  Regulation

We do not plan to collect sales or other similar taxes in respect of goods sold by our Nutrition Cafe.com website except where required by law for purchasers located in certain jurisdictions. However, one or more states or the federal government may seek to impose sales tax collection obligations on out of state companies (such as nutritioncafe.com) which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities.

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

DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. We anticipate that the FDA will promulgate Good Manufacturing Practices (hereinafter "GMPs"), which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. Management anticipates that the FDA may promulgate GMP regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts
GMP regulations specific to dietary supplements, that either we or our manufacturers will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

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

GYM  KIOSKS


With the acquisition of Nutrition Clubstores in March 2000, management intends to open up point of purchase "micro-stores" or "kiosks" located in gyms and other health clubs, carrying popular brand sports and general nutrition supplements. The stores will range in size from 8' x 8' to 12' x 12'. There are currently 10 Nutrition Clubstores operating throughout the country; 5 in New York, 2 in Florida, 1 in California, 1 in Iowa and 1 in New Hampshire. The stores currently operate in Gold's Gyms and our initial expansion will be targeted at various Gold's Gym's. We plan to expand by opening several stores in the same geographic area. To date, however, we have opened no new stores.
We are currently targeting California and Florida for our initial expansion. However, we may pursue opportunities in other parts of the country and open kiosks in facilities other than Gold's gym. The stores currently carry over 300 popular, leading brand sports nutrition products, drinks and bars. As we begin to integrate these Clubstores with our own operations, we plan to introduce more of our products into the product sales mix.


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


Our executive offices are located at 777 South Harbour Island Boulevard, Suite 780, Tampa, Florida 33602, where we lease approximately 2,772 square feet of office space at a monthly rent of $5,197.50. We feel that this space is adequate for our needs at this time. The current lease term expires on October 31, 2003. Upon such expiration, we believe that we will be able to obtain renewal terms or a lease for new space at terms favorable to the Company.


We have purchased a 17,000 square foot warehouse facility in Clearwater, Florida. The total purchase price for the property was $1.2 million. This facility houses our Nutrition Cafe operations.

Item  3  Legal  Proceedings.

Product  Liability.


Five lawsuits and three notifications of consumer-protection claims have been made or filed against us in connection with the sale of Revivarant, a product containing the chemical GBL which has been determined by the Food and Drug Administration to be unsafe for human consumption. This substance was sold throughout the United States in health stores. Pursuant to a voluntary agreement with the Food and Drug Administration, we have removed this product from sale.


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

In an action filed August 6, 1999 in state court in Fulton County, Georgia, Shaw
v. Body Life Sciences, TrimFast Group et al. (Case No. 99-US 156301-E) the Plaintiff alleges personal injuries as a result of the consumption of Revivarant and seeks unspecified damages.


We estimate that the total damages sought in these cases may be millions of dollars in aggregate. We have retained counsel to represent our interests in these claims, but have not had a sufficient period of time to investigate the merits of these claims.


All of the aforementioned claims have been submitted to Royal Insurance Company who issued a product liability policy to our third party manufacturer. In March 2000 the Company was denied coverage from Royal Insurance Company. At the time that the alleged causes of action arose, we had no product liability insurance in our own name. We have since obtained a policy with an effective date of May 27, 1999. Our product liability insurance will not be available to cover these claims, should we be found liable. As such, our business, results of operations and financial condition could be adversely affected, if we are found liable for these claims.

Since our product liability insurance only became effective on May 27, 1999, we have no insurance coverage for the above mentioned claims or for future claims relating to the sale of Revivarant. Further, we have insufficient assets available to pay any such product liability claims. Any judgment or claim in favor of a claimant could have a materially adverse effect our operations, including that we may be unable to continue in business.


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

On June 14, 1999, a suit was filed against us for breach of contract (Case No. 99-8611CC; L. & N. Label Company, Inc. v. Trimfast, Inc.) claiming damages in the amount of approximately $10,500.00 as a result of labels being produced for us. We have not had the opportunity to evaluate the likelihood of an unfavorable outcome in this suit, but plan to vigorously defend this action. Should a judgment be granted against us, the amount should not exceed the damages claimed.


On April 21, 1999, a suit was filed against us for breach of contract (Case No. 99-5117CC; Graffiti Graphics Corporation v. Trimfast, Inc.) claiming damages in the amount of approximately $5,500.00. The complaint was for services rendered in connection with the delivery of labels for our products. The Company's position in mediation was that the labels did not meet the company's specifications. At mediation the parties entered into a payment plan. Payments were not made by Trimfast and a final judgment A judgment was awarded against us in the amount of $6,442.95. Plaintiff has garnished our bank account for this amount and a satisfaction of judgment should be forthcoming.

On June 1, 1999, a suit was filed against us for breach of contract (Supreme Court of New Jersey Docket # BER-L-4756-99; Kingchem, Inc. v. TrimFast Group, Inc.) claiming damages in the amount of approximately $35,000.00. Kingchem was one of our suppliers until a dispute arose about the quantity of supplies that had been delivered to us. A default has been entered against us in this matter in the amount of $34,949.

On March 27, 2000 a suit was filed against us for breach of contract (United States District Court for the Southern District of New York Docket # 00CV229 Gainsford Ventures, Inc. v. TrimFast Group, Inc. Harry Kay, its former president, Arcobel Investment and Interwest Transfer Company, our former transfer agent. The suit alleges, that 600,000 shares of the TrimFast stock which was previously owned by Kay was improperly canceled by the Company while still validly owned by the Plaintiff Gainsford Ventures, SA. Gainsford has demanded the removal of the stop transfer order from their share certificate(s) or in the alternative demanded that the company reissue new share certificates. Gainsford has also alleged in its complaint a breach of fiduciary responsibility on the part of the Company. In addition to the allegations made by Gainsford Ventures, Royalsea International Incorporated, a Panamanian corporation has alleged a breach of a consulting agreement with the Company and is seeking the issuance of 270, 000 shares of the company's common stock. In addition to the remedies set forth herein, the Plaintiffs seek $100,000 in compensatory damages and $10,000,000 in punitive damages. As of April 6, 2000, the Company has not been formally served with the complaint, has not had an opportunity to retain counsel, has not had an opportunity to review the merits of the allegations contained therein or to discuss the facts surrounding the transactions with the named Plaintiffs with the Company's former president, Harry Kay.

On February 8, 2000 Aryeh Trading filed an action in Pinellas County Circuit Court (Case No. 00-802) against TrimFast seeking specific performance pursuant to an agreement for the Company to purchase 155,000 shares of the Company's common stock at $8.25 per share. The Plaintiff also seeks to foreclose on a mortgage on our warehouse facility from which we operate Nutrition Cafe. We believe that the underlying agreement requires arbitration of any disputes. As a result, management believes such action will be dismissed or delayed pending a proper resolution of the issues concerning enforceability of the arbitration provision. We also believe that the instrument which allegedly created the Plaintiff's interest in the real property is not in recordable form and can not be the basis to file a mortgage foreclosure action. The Company has filed a Motion to Dismiss with respect to both causes of action. Discovery is beginning and no opinion is available as to the likely result.

 Francois Goelo has recently filed an action in Hillsboro County Circuit Court (Case No. 00-1444) against TrimFast Group, Inc., Michael Muzio and certain other parties in connection with delivery of 22,000 shares of TrimFast shares and 100,000 shares of common stock of Sierra Holdings Group. The complaint, is a multi-count complaint and includes counts for breach of contract, specific performance, fraud and civil theft. The complaint alleges that a total of $95,750 ($77,000 for the TrimFast shares) was delivered as per the instructions of Mr. Muzio. The shares of common stock have not been delivered to Mr. Goelo. Mr. Muzio has advised the Company that the shares of common stock to be given to Mr. Goelo were shares of common stock personally owned by Mr. Muzio. The Plaintiff seeks delivery of the shares of common stock pursuant to the agreement and seeks compensatory and punitive damages in excess of $790,000. On May 3, 2000 plaintiff offered to settle this matter whereby whereby Mr. Muzio would pay $95,750 and transfer to the plaintiff 20,000 shares of TrimFast common stock. In addition, the settlement offer provides that the parties will enter into a joint stipulation for dismissal of the action and execution of a general release. The Company and Mr. Muzio have communicated to the plaintiff's counsel that we intend to accept this offer.

On February 4, 2000, a suit was filed against us in Superior Court, San Diego County California.(Case No. GIC-742910) Popov and McCullogh LLP, Plaintiff vs. TrimFast Group, Inc., Defendant. The case alleges that during 1999 Popov and McCullogh LLP performed services on behalf of TrimFast Group, Inc. and was never compensated for those services. The Plaintiff seeks payment for services rendered in the amount of $5,978.59. We have not had the opportunity to evaluate the likelihood of an unfavorable outcome in this suit.

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

(a)     Market  Information


Our common stock is currently traded on the National Quotation Service Inc.'s "Pink Sheets" under the symbol "TRIM." As of March 31, 2000, there were 5,097,362 common shares and 15,000 Convertible Preferred Class A shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.


The following table sets forth, for the period indicated, the bid price range of our common stock. Please note that the prices reflected prior to August 12, 1998 reflect those of World Group and are not representative of the current business activities reflected throughout this registration statement.

                                               High  Bid     Low  Bid
1998
Quarter  Ended  March  31,  1998               $  12.50      $  2.50
Quarter  Ended  June  30,  1998                    5.31         3.10
Quarter  Ended  September  30,  1998               2.60         1.50
Quarter  Ended  December  31,  1998                5.30         1.20

1999
Quarter  Ended  March  31,  1999               $   6.31      $  2.75
Quarter  Ended  June  30,  1999                   10.37         5.12
Quarter  Ended  September  30,  1999               9.187        7.06
Quarter  Ended December 31, 2000                   7.31         4.00

2000
Quarter  Ended  March  31  2000                    7.25         3.50


Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following companies serve as market makers for our securities: D.L. Cromwell, Wilson Davis and Knight Securities. Until November 1999, Aryeh trading served as a market maker.


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

(d)       Recent  Sale  of  Unregistered  Securities

On August 12, 1998, while we were still known as HLHK World Group,Inc., and while we had a total of 817,749 shares of common stock issued and outstanding, we acquired 100% of the issued and outstanding common stock of Trimfast, Inc., a Florida corporation, in exchange for 1,370,049 shares of our stock. Under this exchange every 3 of our shares were exchanged for every 1 of Trimfast,Inc.'s shares. Concurrent with the acquisition, 5,500 additional shares of common stock were issued to an attorney and an employee.

On August 12, 1998, concurrent with our acquisition of Trimfast, Inc., Florida, we issued 75,000 shares of our common stock to our principal stockholder, in exchange for $491,198 which he owed to him.

In December 1998, our principal stockholder and president, Mike Muzio, exchanged $126,644 of loans due to his wholly owned affiliates for 70,358 shares of our common stock valued at a market price of $1.80 per share based upon the trading price of our common stock at the exchange rate.

During 1999, we issued 44,500 shares of our common stock to unrelated parties in exchange for loans payable of $70,125 plus accred interest resulting in a loss on extinguishment of debt of $150,979.

During 1999, we issued 7,321 shares of common stock to an unrelated party in exchange for the remaining unpaid balance of a loan payable plus accred interest of a total of $30,882.

During 1999, one of our principal stockholder returned 50,000 shares of our common stock to us to settle $400,000 of liabilities owed to us.

During 1999, we issued 655,005 shares of our common stock to unrelated parties for cash consideration of $635,750. Included in these shares are the 155,000 restricted shares of common stock issued to Aryeh Trading for $4.00 each. Under agreements dated October 22, 1999 and November 10, 1999 the Company is obligated to repurchase these shares for $8.25 or at a higher amount pursuant to an escalation clause where the price increases $0.25 per share per month if not repurchased by a set date. To date none of the 155,000 shares have been repurchased. When repurchase, we will account for these shares as treasury stock.

During 1999, we issued 918,300 shares of our common stock to consultants and other professionals, in exchange for consulting and other professional services during 1999 and payment of software, all of which was valued at $4,745,061

During 1999, we issued 104,900 shares of our common stock to employees for $500,180 representing bonuses to these employees. The shares of common stock were valued for accounting purposes on the trading price of the grant date of the commons stock.

During 1999, we issued 100,000 shares of common stock valued at $4.75 per share to an escrow account as a $475,000 security deposit for an inventory line of credit.

The above issuances of our common stock were made by us in reliance upon the exemption from registration contained in Section 4(2) of the Act. We believed
Section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.


We conducted an offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, raising total cash proceeds of $934,500 and resulting in the issuance of 403,000 shares of common stock. At the time of the offering, we were not subject to the reporting requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We were not a development stage company at the time of the offering and had not raised funds in the twelve months prior to the offering in reliance on Section 3(b) of the Act. A Form D was filed in connection with the offering. These shares were purchased from February 9, 1999 through April 5, 1999. Each shareholder in this offering received subscription documents stating that the securities had not been registered under the Act, and subsequently made representations that they were purchasing for investment purposes only and not with a view toward distribution of the securities.


In May of 1999, we issued warrants for the purchase of 40,000 shares of our common stock in exchange for placement services. Of these, 20,000 were issued to Cranshire Capital and are exercisable on any date until May 12, 2000 at a price of $4.00 per share. The remaining 20,000 were issued to Namex and are exercisable on any date until May 13, 2000 at a price of $7.00 per share. These warrants were issued without registration in reliance on the exemption from registration provided in Section 4(2) of the Securities Act.

In June 1999, we issued a total of $1,000,000 in convertible debentures to CalpII LP, a Bermuda corporation with a mailing address in Toronto, Ontario, out of a total offering of $3 million which mature on June 14, 2002. After the date of issuance and continuing until the maturity date of the Debentures, the Debentures may be converted, at the option of the holder, into shares of our common stock, $0.001 par value per share at a conversion price equal to the lesser of $8.50 or 80.0% of the 5 day average closing bid price as reported by Bloomberg, LP for the five consecutive trading days prior to the conversion date. The Company issued these debentures in reliance upon the exemption from registration contained in Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The issuance of the convertible debenture was an isolated issuance of securities to a non-U.S. entity, which is also an accredited investor. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.


In July 1999, we issued 15,000 Class A convertible preferred shares and 223,881 warrants. Cranshire Capital purchased 5,000 preferred shares and 74,627 warrants for consideration of $300,010. Dotcom Fund purchased 3,000 preferred shares and 44,776 warrants for consideration of $500,010. Keyway Investments purchased 5,000 preferred shares and 74,627 warrants for $500,010. Robert Productions, Inc. purchased 2,000 preferred shares and 29,851 warrants for consideration of $200,010. The debentures contain a beneficial conversion feature whereby the stock is convertible any time after the issuance date at the lesser of (a) $8.5938 or (b) 80% of the market price of the common stock as defined in the Agreement. The preferred stock entitled the holder to receive on each July 1, and January 1, commencing January 1, 2000 cumulative dividends at 8% per annum
computed  on  the  basis  of  $100  per  preferred  stock.   The  warrants  are
exercisable at any time until July 16, 2002 at an exercise price of $10.31 per share and vest immediately. The Company relied upon the exemption from registration provided in Section 4(2) of the Act. We believed Section 4(2) was available for the issuance of the preferred shares and warrants because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.

We have received notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings, a total of 1,500 preferred shares issued to these investors. The investors seek a total of $1,875,000 for the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated damages. The redemption requirement applies unless the Company has registered the Common Stock issuable upon conversion by the holders. The Company is unable to register the underlying common stock at this timebecause it cannot file a registration statement with the Securities and Exchange Commission that complies with the accountants' report requirements. The Company [was/is] required to cause a registration statement covering the shares to be declared effective before November, 2000. There can be no assurances that we will ever be in a position to file a registration statement that complies with the applicable requirements.

In July of 1999, we issued warrants to purchase 68,000 shares of our common stock in exchange for consulting services. Of these, 18,000 were issued to Francois Goelo and are exercisable on any date until July 26, 2000 at a price of $4.00 per share. The remaining 50,000 were issued to Sal Russo and are exercisable on any date until July 29, 2000 at a price of $4.00 per share. These warrants were issued without Registration in reliance on the exemption from registration provided in Section 4(2) of the Act. We believed section 4(2) was available because there was no general solicitation or advertising used in the transaction did not involve a public offering.


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


The significant increase in inventory was required to meet product demand on the Nutrition Cafe website. We have also increased inventory levels to meet anticipated demands for our WCW Ultra Energy Bars and the likely demand which will be generated from product sale as we incorporate Nutrition Clubstores into our operations. While it is impossible to determine with any degree of certainty whether management has accurately forecast demand, management believes that inventory levels are adequate to meet demand without being excessive and to better insure that inventory levels remain in line with anticipated demand, management intends to evaluate inventory quarterly for obsolete products and write down as necessary.

Although compensation increased from $983,773 to $1,094,575 in 1999, approximately $762,000 of the 1998 amount represents compensation income attributable to Mr. Muzio attributable to his purchase of shares of the Company's common stock from its former president and affiliate, Harry Kay. Excluding this non-cash expense item compensation expense increase nearly five fold as a result of several factors. Until August 1998 we operated as a privately held company and not as a consolidated entity., As a result, the salaries for 1998 consisted of our president/chief executive officer Michael Muzio and our executive vice president, G. Vosler. Our 1999 salaries included a full year of salaries for Mr. Muzio, Mr. Vosler as well as an increased number of support staff. In addition, during 1999 we added two new subsidiaries, Ice Cold Water and Nutrition Cafe , which account for approximately 40% of the increased salary reported. In addition, approximately $500,000 of compensation expense is non-cash relating to common stock issued to employees for services. Moreover, the employment market in Tampa has been highly competitive in 1999 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

During 1999 the company acquired the IMMCEL and IMMMU product lines. However, customer acceptance proved disappointing and the prior owner, and key employee refused to honor his contractual commitments to manage the newly added subsidiaries. As a result, we had to rescind this Agreement. Any profits or losses generated from the operation on IMMMU and IMMCEL have been allocated to its prior owners. We recorded in the "Receivable - other" to account for the loss of approximately $88,000 from operating IMMMU and IMMCEL for the period of time we managed those companies. We believe that the amount is not collectible and have therefore written off as of December 31, 1999.

Management  believes  that  additional  revenues  will  be  generated  from  its licensing agreement with World Championship Wrestling ("WCW"). We intend to sell high nutrition, energy bars with the WCW logo and images of the various wrestling personalities. Both food brokers and retail stores have shown tremendous interest in the product and we have shipped our energy bars to several large distributors. However, technical difficulties in producing the advertising campaign has delayed the launch of the product. The company intended to feature three of the WCW wrestlers on the energy bars and develop an advertising campaign featuring one of the wrestlers. As of May 2, 2000, our WCW energy bars included the three wrestling figures, Hulk Hogan, Randy "Macho Man" Savage and Bill Goldberg. Our advertising campaign featured Bill Goldberg who was injured. It is unlikely Mr. Goldberg will appear in our advertising campaign due to his injury. We are planning to use other wrestling figures to promote the WCW energy bars if we are able to obtain them on terms acceptable to us. There is no assurance that we will be able to obtain other wrestling stars on commercially acceptable terms.


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

For the year ended December 31, 1999, we recorded $5,513,080 in professional fees and consulting as compared to $49,511 in 1998. The increase in professional fees can be attributable to the growth of the company over the past year and the fact that TrimFast Inc. was previously a privately held company. A significant portion of this line item expense (approximately 83%) is a non-cash expense, representing the issuance of common stock to certain professionals in exchange for professional services. We contracted with consultants and professionals in order to assist us in the formulation and development of new product lines in 1999. We also issued shares of our common stock for legal services, assistance in starting our website and accounting consultants who were engaged to assist us with the formalization of our accounting systems. Management anticipates that professional fees will decline significantly in the future.


Selling general and administrative expenses were $423,289 for the year ended December 31, 1998 as compared to $868,810 for the year ended December 31, 1999. Approximately $175,000 of this increase was attributable to advertising for Nutrition
Cafe.


We recorded $503,839 in bad debt expense in December 1999. This sum was partially due to the financial difficulties experienced by Cutting Edge, a customer who accounted for approximately sixty percent (60%) of our revenues in 1998 and the bankruptcy of another customer. The bad debt expense of $267,240 attributable to Cutting Edge represented 50% of the receivable balance due from Cutting Edge at December 31, 1998 and was due to the failure of Cutting Edge to return product we sold them. In December 1998, we recorded the bad debt expense relating to Cutting Edge and ceased doing business with them at that time.

Approximately $250,000 of the interest expense of $302,408 is attributable to the intrinsic value of the convertible debenture executed by the Company.

Net  loss  for  the  year  ended December, 31 1998 was $739,974 and net loss per
share  was  $0.43.  As compared to a   net loss of $8,352,908 for 1999 and a net
loss  per  share  of  $2.02.


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


Total  current  assets  decreased  approximately 33%,  from $673,364 to $456,715


Property and equipment increased from $33,403 to $1,417,381. This increase is due primarily to our purchase of the facility, which houses our warehouse operations for Nutrition Cafe , and the equipment purchased to operate this facility. The $210,814 attributable to software development represents our investment in the Nutrition Cafe website software.

We also experienced a significant increase in liabilities. Accounts payable increased from $625,757 to $718,362, and we issued a convertible debt instrument in the amount of $1,000,000. The proceeds raised from this debt offering were used to purchase the warehouse facility.


Despite these significant losses, Management believes that we have sufficient revenue and reserves to finance ongoing business activities for the 12 months ending December 31, 2000. However, any judgment or claim in favor of a claimant regarding Revivarant could have a materially adverse effect on our operations, including that we may be unable to continue in business.


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

With our twenty(20) day notice we may redeem the debenture in whole or in part at any time as the closing bid price of our common stock as reported by Bloomberg, Lp falls to $6.00 or less at a redemption price equal to the principal amount of the debenture being redeemed plus accrued interest on such amount and the profit the holder would have received upon the conversion of that portion of the Debenture. being redeemed.

Item  7.  Financial  Statements

             Financial  Statements  contained  in  this  report

     Consolidated  Balance  Sheet  As  of  December  31,  1999

     Consolidated Statements of Operations For The Years Ended December 31 1999 and 1998

     Consolidated Statement of Changes in Stockholders' Equity For The Years Ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

     Notes  to  Consolidated  Financial  Statements  As  of  December  31,  1999

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------

PAGE   38 - 39  INDEPENDENT AUDITORS' REPORT

PAGE      40    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

                CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED
PAGE      41    DECEMBER 31, 1999 AND 1998

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
PAGES  42 - 43  DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
PAGES  44 - 45  ENDED DECEMBER 31, 1999 AND 1998

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
PAGES  46 - 68  DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors  of:
  Trimfast  Group,  Inc.


We have audited the accompanying consolidated balance sheet of TrimFast Group, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As more fully described in Note 17, subsequent to the issuance of the Company's 1999 and 1998 consolidated financial statements and our report thereon dated March 10, 2000, we became aware that the 1998 consolidated financial statements did not include certain non-cash stock based compensation expense, and that the 1999 consolidated financial statements did not include a stock repurchase commitment liability. In addition, the 1999 consolidated financial statements included a discount on restricted common stock for purposes of valuation relating to stock based consulting and professional fee expense when no discount should have been taken. In our original report we expressed an unqualified opinion with a going concern uncertainty on the 1999 and 1998 consolidated financial statements, and our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with a going concern uncertainty.



WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
March  10,  2000  (except  for  paragraph  3 of Note 9(I) as to which the date is April 25, 2000 and paragraph 4 of Note 8 (C), paragraph 7 of Note 8(D), and Note 15 as to which the date is May 3, 2000)

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                -----------------



                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                            $    35,858
Short-term investments                                                8,406
Accounts receivable, net                                             88,281
Prepaid expenses                                                     42,857
Inventory                                                           281,313
                                                                ------------
  Total Current Assets                                              456,715
                                                                ------------

PROPERTY AND EQUIPMENT - NET                                      1,417,381
                                                                ------------

INTANGIBLE ASSETS
  Goodwill, net                                                      52,754
  Software, net                                                     210,814
                                                                ------------
    Total Intangible Assets                                         263,568
                                                                ------------

OTHER ASSETS
  Due from affiliate                                                279,250
  Rent deposit                                                       15,200
  Cash surrender value of life insurance                             12,636
                                                                ------------
    Total Other Assets                                              307,086
                                                                ------------

TOTAL ASSETS                                                    $ 2,444,750
------------                                                    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $   718,362
  Notes and loans payable                                            76,475
  Due to principal stockholder                                      142,200
  Income taxes payable                                               20,600
  Stock repurchase commitment                                     1,317,500
                                                                ------------
    Total Current Liabilities                                     2,275,137
                                                                ------------

CONVERTIBLE DEBENTURES                                            1,000,000
                                                                ------------

TOTAL LIABILITIES                                                 3,275,137
-----------------                                               ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, Class A, $0.01 par value; 20,000,000 shares
   authorized; 15,000 Convertible issued and outstanding                150
  Preferred stock, Class B, $0.01 par value; 20,000,000 shares
   authorized; none issued and outstanding                                -
  Common stock, $0.001 par value; 100,000,000 shares
   authorized; 4,501,682 shares issued and outstanding                4,501
  Common stock to be issued, $0.001 par value, 20,000 shares             20
  Additional paid-in capital                                      9,399,109
  Accumulated deficit                                            (9,646,805)
  Other comprehensive loss                                          (21,737)
                                                                ------------
                                                                   (264,762)
  Less subscriptions receivable                                     (90,625)
  Less shares issued as a security deposit                         (475,000)
                                                                ------------
    Total Stockholders' Deficiency                                 (830,387)
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $ 2,444,750
----------------------------------------------                  ============

                 See accompanying notes to financial statements

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



                                                                      1999          1998
                                                                 ------------  -----------
NET SALES                                                        $   631,388   $1,925,332

COST OF SALES                                                        396,072      567,472
                                                                 ------------  -----------

GROSS PROFIT                                                         235,316    1,357,860
                                                                 ------------  -----------

OPERATING EXPENSES
Compensation                                                       1,094,575      983,773
Commissions                                                            5,235       41,700
License fees                                                         107,143            -
Depreciation                                                          69,808       10,498
Amortization                                                           8,403            -
Professional and consulting fees                                   5,513,080       49,511
Bad debt                                                             293,977      503,839
Selling, general and administrative                                  868,788      423,289
Travel and entertainment                                             149,908       64,187
                                                                 ------------  -----------
Total Operating Expenses                                           8,110,917    2,076,797
                                                                 ------------  -----------

LOSS FROM OPERATIONS                                              (7,875,601)    (718,937)
                                                                 ------------  -----------

OTHER INCOME (EXPENSE)
Realized gain (loss)  on sale of securities - net                     (1,957)       1,905
Unrealized gain on trading securities - net                                -          922
Gain on sale of equipment                                              2,250            -
Write-off of leasehold improvements                                   (2,476)           -
Interest expense                                                    (302,408)      (3,264)
                                                                 ------------  -----------
Total Other (Expense)                                               (304,591)        (437)
                                                                 ------------  -----------

LOSS BEFORE INCOME TAXES                                          (8,180,192)    (719,374)

FEDERAL AND STATE INCOME TAXES                                             -       20,600
                                                                 ------------  -----------

LOSS BEFORE EXTRAORDINARY ITEMS                                   (8,180,192)    (739,974)

EXTRAORDINARY ITEM
Loss on extinguishment of debt                                      (150,979)           -
                                                                 ------------  -----------

NET LOSS                                                          (8,331,171)    (739,974)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available-for-sale securities - net               (21,737)           -
                                                                 ------------  -----------

COMPREHENSIVE LOSS                                               $(8,352,908)  $ (739,974)
==================                                               ============  ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                    $     (2.02)  $    (0.43)
                                                                 ============  ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                  4,119,893    1,710,860
                                                                 ============  ===========

                 See accompanying notes to financial statements.

                                  TRIMFAST GROUP, INC. AND SUBSIDARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                           ---------------------------------------------------



                                                                                                 ACCUMULATED            SHARES
                                                                                                    OTHER             ISSUED AS
                                                                         ADDITIONAL                COMPRE-  SUBSCRIP-     A
                                  PREFERRED STOCK      COMMON STOCK       PAID-IN     ACCUMULATED  HENSIVE   TIONS     SECURITY
                                   SHARES  AMOUNT    SHARES    AMOUNT     CAPITAL       DEFICIT     LOSS  RECEIVABLE   DEPOSIT
                                   ------  -------  ---------  -------  ------------  ------------  ----  -----------  --------
Balance, December31,
 1997                                      $     -  1,286,625  $ 1,287  $      (287)  $  (151,846)        $         -  $      -

Issuance of common stock
 for cash                               -        -     63,924       64      187,736             -      -            -         -

Issuance of common
 stock to related party in
 exchange for $40,000 debt              -        -     19,500       19       39,981             -      -            -         -

Recapitalization:

HLHK equity at August
 12, 1998                               -        -    817,749      818      441,083    (1,122,218)     -            -         -

Reclassification
 pursuant to
 recapitalization                       -        -          -        -   (1,122,218)    1,122,218      -            -         -

Common stock issued to  employees       -        -        500        -            -             -      -            -         -

Common stock
 issued to attorney for
 services                               -        -      5,000        5           (5)            -      -            -         -

Common stock issued
 in exchange for debt of
 HLHK principal
 stockholder                            -              75,000       75      491,123             -      -            -         -

Issuance of common
 stock in exchange for
 stockholder loans                      -        -     70,358       70      126,574             -      -            -         -

Compensation to principal
 stockholder                            -        -          -        -      762,000             -      -            -         -

Purchase of treasury stock at
 cost                                   -        -          -        -            -             -      -            -         -

Net loss 1998                           -        -          -        -            -      (739,974)     -            -         -
                                   ------  -------  ---------  -------  ------------  ------------  ----  -----------  --------

Balance, December 31, 1998              -        -  2,338,656    2,338      925,987      (891,820)     -            -         -


                                    TREASURY
                                     STOCK       TOTAL
                                   ----------  ----------
Balance, December31,
 1997                              $       -   $(150,846)

Issuance of common stock
 for cash                                  -     187,800

Issuance of common
 stock to related party in
 exchange for $40,000 debt                 -      40,000

Recapitalization:

HLHK equity at August
 12, 1998                                  -    (680,317)

Reclassification
 pursuant to
 recapitalization                          -           -

Common stock issued to  employees          -           -

Common stock
 issued to attorney for
 services                                  -           -

Common stock issued
 in exchange for debt of
 HLHK principal
 stockholder                               -     491,198

Issuance of common
 stock in exchange for
 stockholder loans                         -     126,644

Compensation to principal
 stockholder                               -     762,000

Purchase of treasury stock at
 cost                                (23,534)    (23,534)

Net loss 1998                              -    (739,974)
                                   ----------  ----------

Balance, December 31, 1998           (23,534)     12,971

                                  TRIMFAST GROUP, INC. AND SUBSIDARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                           ---------------------------------------------------



                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                        ADDITIONAL                   COMPRE-    SUBSCRIP-
                                PREFERRED STOCK      COMMON STOCK        PAID-IN     ACCUMULATED     HENSIVE      TIONS
                                SHARES  AMOUNT     SHARES     AMOUNT     CAPITAL        DEFICIT       LOSS      RECEIVABLE
                                ------  -------  ----------  --------  ------------  -------------  ---------  ------------
Issuance of common stock
 for cash                            -        -  1,058,005     1,058     1,659,817              -          -       (90,625)


Stock issued for consulting
 and other professional
 services                            -        -    918,300       918     4,744,143              -          -             -

Issuance of common stock
 to employees                        -        -    104,900       105       500,075              -          -             -

Issuance of convertible
 debentures                          -        -          -         -       250,000              -          -             -

Issuance of preferred stock
 option                         15,000      150          -         -     1,874,901       (375,001)         -             -

Issuance of common stock
 option                              -        -          -         -       413,780              -          -             -

Return of stock in
 repayment of debt                   -        -    (50,000)      (50)     (399,950)             -          -             -

Issuance of common stock
 as a security deposit for
 inventory line of credit            -        -    100,000       100       474,900              -          -             -

Issuance of common stock
 in exchange for a loan              -        -      7,321         7        30,875              -          -             -

Issuance of common stock
 in exchange for loans               -        -     44,500        45       242,081              -          -             -

Purchase and sale of
 treasury stock, net                 -        -          -         -             -        (48,803)         -             -

Unrealized losses on
 available-for-sale securities       -        -          -         -             -              -    (21,737)            -

Commitment to repurchase
 155,000 shares of treasury
 stock                               -        -          -         -    (1,317,500)             -          -             -

Net loss 1999                        -        -          -         -             -    (8,8331,171)         -             -
------------------------------  ------  -------  ----------  --------  ------------  -------------  ---------  ------------

BALANCE DECEMBER
------------------------------
 31, 1999                       15,000  $   150  4,521,682   $ 4,521   $ 9,399,109   $ (9,646,805)  $(21,737)  $   (90,625)
==============================  ======  =======  ==========  ========  ============  =============  =========  ============


                                 SHARES
                               ISSUED AS A
                                SECURITY    TREASURY
                                 DEPOSIT     STOCK       TOTAL
                                            -------  -------------
Issuance of common stock
 for cash                               -         -     1,570,250


Stock issued for consulting
 and other professional
 services                               -         -     4,745,061

Issuance of common stock
 to employees                           -         -       500,180

Issuance of convertible
 debentures                             -         -       250,000

Issuance of preferred stock
 option                                 -         -     1,500,040

Issuance of common stock
 option                                 -         -       413,780

Return of stock in
 repayment of debt                      -         -      (400,000)

Issuance of common stock
 as a security deposit for
 inventory line of credit        (475,000)        -             0

Issuance of common stock
 in exchange for a loan                 -         -        30,882

Issuance of common stock
 in exchange for loans                  -         -       242,126

Purchase and sale of
 treasury stock, net                    -    23,534       (25,269)

Unrealized losses on
 available-for-sale securities          -         -       (21,737)

Commitment to repurchase
 155,000 shares of treasury
 stock                                  -         -    (1,317,500)

Net loss 1999                           -         -   (8,8331,171)
------------------------------  ----------  -------  -------------

BALANCE DECEMBER
------------------------------
 31, 1999                       $(475,000)  $     -  $   (830,387)
------------------------------  ==========  =======  =============

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



                                                                     1999          1998
                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $(8,331,171)  $(739,974)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                         69,808      10,498
    Amortization                                                          8,403           -
    Bad debt expense                                                    293,977     503,839
    Unrealized gain on short-term investments                                -         (922)
    Professional fees incurred in exchange for common stock           4,619,461     762,000
    Compensation expense incurred in exchange for common stock          500,180           -
    Consulting fees incurred in exchange for stock options              413,780           -
    Beneficial conversion feature of convertible debentures             250,000           -
    Loss on extinguishment of debt                                      150,979           -
    Realized loss on short-term investment                                1,957           -
    Gain on sale of equipment                                            (2,250)          -
    Write-off of leasehold improvements                                   2,476           -
  Changes in operating assets and liabilities
   (Increase) decrease in:
    Accounts receivable                                                 (17,136)   (856,839)
    Prepaid expenses                                                    (42,857)          -
    Inventory                                                           (91,782)   (165,038)
    Deposit                                                              (4,581)     (8,119)
   Increase (Decrease) in:
    Accounts payable and accrued expenses                                94,499     496,181
    Income taxes payable                                                     -       20,600
                                                                    ------------  ----------
      Total adjustments                                               6,246,914     762,200
                                                                    ------------  ----------
      Net cash provided by (used in) operating activities            (2,084,257)     22,226
                                                                    ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                (16,803)    (14,375)
  Purchases of property and equipment                                (1,400,655)    (37,821)
  Purchase of software                                                  (87,755)          -
  Due from affiliates                                                  (673,305)          -
  Advances to affiliate                                                      -       (5,945)
  Advances to employees                                                   5,800      (5,800)
  Cash surrender value of life insurance                                 (4,529)     (8,107)
                                                                    ------------  ----------
    Net cash used in investing activities                            (2,177,247)    (72,048)
                                                                    ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to stockholder/officer                                            142,200     (18,436)
  Proceeds from convertible debentures                                1,000,000           -
  Proceeds from loans payable                                            74,500       1,975
  Proceeds from issuance of common stock                              1,570,250     177,800
  Proceeds from issuance of preferred stock                           1,500,040           -
  Payments of loans payable                                             (70,000)          -
  Purchase and sale of treasury stock, net                              (25,269)    (23,534)
                                                                    ------------  ----------
    Net cash provided by financing activities                         4,191,721     137,805
                                                                    ------------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                   (69,783)     87,983

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           105,641      17,658
                                                                    ------------  ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                             $    35,858   $ 105,641
=======================================                             ============  ==========

See  accompanying  notes  to  financial  statements.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING
-----------------------------------------------------------------
ACTIVITIES:
-----------

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

Effective December 1998, the principal stockholder of the Company exchanged $126,644 of loans due to him and his wholly-owned affiliates for 70,358 shares of common stock of the Company valued at a market price of $1.80 per share based upon the trading price of the common stock at the exchange date.

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

During 1999, the Company recorded a stock repurchase agreement for 155,000 shares of the Company's common stock at $8.50 per share resulting in a reduction of additional paid-in capital and a repurchase commitment of a total value of $1,317,500.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

NOTE 1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND
---------------------------------------------------------------
         ORGANIZATION
         ------------

       (A)  DESCRIPTION  OF  BUSINESS
       ------------------------------

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

(B)  BASIS  OF  PRESENTATION  AND  PRINCIPLES  OF  CONSOLIDATION
----------------------------------------------------------------

The consolidated financial statements include the accounts of Trimfast Group, Inc. and its subsidiaries Trimfast, Inc., Body Life Sciences, Inc., The Cooler Group, Inc and Nutrition Cafe, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)  USE  OF  ESTIMATES
-----------------------

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

(D)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

For purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

(E)  SHORT-TERM  INVESTMENTS
----------------------------

The Company's policy is to invest in various equity or debt instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." ("SFAS 115")

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

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

(F)  INVENTORIES
----------------

Inventories consist principally of consumable finished goods and raw materials and are stated at lower of cost or market determined on the first-in, first-out method. The Company performs an inventory review on an annual basis and disposes of any inventory that is past its expiration date. The related inventory value is written down accordingly.

(G)  PROPERTY  AND  EQUIPMENT
-----------------------------

Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the double-declining balance method over the estimated useful life of the assets from three to thirty years.

(H)  SOFTWARE  OBTAINED  FOR  INTERNAL  USE
-------------------------------------------

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

(I)  GOODWILL
-------------

Goodwill arising from the acquisition of certain assets of Ice Cold Water Co., Inc. (see Note 14 (C)) is being amortized on a straight-line basis over five years.

(J)  REVENUE  RECOGNITION
-------------------------

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

Nutrition Cafe charges a monthly membership fee for access to order products at discounted prices. Memberships are sold on a pay-as-you-go basis in one-month increments. Members choose whether or not to continue to continue their membership each month; no long-term agreements are required. The membership fees are recognized as revenue in the month they are paid. Effective January 2000, the monthly membership fees have been eliminated. Management believes the increased revenues from allowing everyone who visits the site to place orders will offset the decrease in revenue from membership fees. Revenue for products ordered is recognized and an accrual for returns is recorded when the product is shipped. To date returns of products sold have been immaterial. Therefore, no accrual for estimated returns has been made in the accompanying financial statements.

Sales of the Company's product offered through Trimfast, Inc. are sold utilizing food brokers, distributors and directly to vendors. The Company uses brokers and distributors to identify new vendors; all sales are made directly to the vendor or distributor and brokers are informed of any sales through their efforts. The Company's policy is to record sales and a related returns accrual when the product is shipped. Because of this, the Company ships to, invoices, and receives payments directly from the end user. Due to the nature of the products offered, and customers ordering product conservatively, the Company has not experienced any material product returns. Based on this experience, the Company has recorded returns against current sales in the accompanying consolidated financial statements.

Revenue for The Cooler Group, Inc. is earned through rental of water coolers and delivery of water. A contract is signed for cooler rental and/or water delivery service, and is invoiced monthly. Revenue is recognized for cooler rental each month when invoiced and for water service based on usage when delivered.

(K)  INCOME  TAXES
------------------

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

(L)  EARNINGS  PER  SHARE  DATA
-------------------------------

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding and diluted net income per common share is computed based upon the weighted average common shares and common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". All share amounts have been retroactively restated to reflect the Recapitalization and the 1-for-10 reverse stock split. The 817,749 shares originally issued to HLHK stockholders are considered outstanding from the acquisition date. There were no dilutive common stock equivalents outstanding at December 31, 1998. In 1999, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At December 31, 1999, there were 108,000 common stock equivalents outstanding which could potentially dilute future earnings per share.

(M)  ADVERTISING  COSTS
-----------------------

In accordance with the Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising are expensed when incurred.

(N)  STOCK  OPTIONS
-------------------

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations, and accounts for stock options issued to consultants and for other services or goods in accordance with SFAS 123.

(O)  COMPREHENSIVE  INCOME  (LOSS)
----------------------------------

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

(P)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133 as amended by Statement No. 137,

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

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

(Q)  RECLASSIFICATIONS
----------------------

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - SHORT-TERM  INVESTMENTS
--------------------------------

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

The  composition  of  short-term investments at December 31, 1999 is as follows:

                                                          Cost       Fair Value
                                                          ----       ----------

Common stock                                          $     30,143   $     8,406
                                                       ===========    ==========

Investment expenses for the year ended December 31, 1999 consisted of the following:

Net realized losses on the sale of available-for-sale
 securities                                                        $     (1,957)
                                                                    ============

Unrealized losses included in other comprehensive loss for
 the  year  ended  December  31,  1999  consisted  of  the
 following:
  Net unrealized losses on available-for-sale securities          $     (21,737)
                                                                    ============

NOTE  3  -  ACCOUNTS  RECEIVABLE  AND  BAD  DEBT  EXPENSE
---------------------------------------------------------

Accounts  receivable  were  as  follows  at  December  31,  1999:

Accounts receivable                                                 $     89,011
Allowance for doubtful accounts                                            (730)
                                                                     -----------
                                                                    $     88,281
                                                                     ===========

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

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

NOTE  4  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  at  December  31,  1999  consisted  of  the following:

Land                                                               $     637,100
Building                                                                 658,863
Automobiles                                                               68,242
Furniture and fixtures                                                    24,737
Equipment                                                                108,973
                                                                  --------------
                                                                 $     1,497,915
Less accumulated depreciation                                           (80,534)
                                                                  --------------
                                                                 $     1,417,381
                                                                  ==============

Depreciation expense for the years ended December 31, 1999 and 1998 was $69,808 and $10,498, respectively.

NOTE  5  -  INTANGIBLE  ASSETS
------------------------------

(A)     GOODWILL
        --------

Goodwill arising from the acquisition of certain assets of Ice Cold Water Co., Inc. (see Note 14 (C)) is being amortized on a straight-line basis over five years.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

Goodwill  at  December  31,  1999  was  as  follows:

Goodwill                                  $  58,616
Less  accumulated  amortization              (5,862)
                                           ---------
                                          $  52,754
                                           =========

Amortization  expense  for  the  year  ended  December  31,  1999  was  $5,862.

(B)     SOFTWARE
        --------

During 1999, the Company's subsidiary, Nutrition Cafe, Inc. developed an Internet web site and related software to use in the sales and marketing of its products. Pursuant to SOP 98-1 certain of these costs were recorded as a software asset and are being amortized on a straight-line basis over three years.

Software  at  December  31,  1999  was  as  follows:

                                                      Software     $     213,355
                                  Less accumulated amortization          (2,541)
                                                                    ------------
                                                                   $     210,814
                                                                    ============

NOTE  6  -  INCOME  TAXES
-------------------------

Income tax expense (benefit) for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                           1999          1998
                                                       -----------  ------------
Current:
  Federal                                               $     -     $     17,100
  State                                                       -            3,500
Deferred:
  Federal and State                                     2,935,000          1,540
  Change in valuation allowance                        (2,935,000)       (1,540)
                                                       -----------  ------------

Income tax expense (benefit)                            $     -     $     20,600
                                                        ==========  ============

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 1999 and 1998 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

                                                       1999             1998
                                                 --------------      -----------
Computed "expected" tax expense (benefit)       $   (2,832,598)    $   (244,587)
State  income  tax  -  net  of  federal  tax
benefit                                               (267,973)           2,312
Non-deductible expenses                                 60,760         (262,794)
Effect  of  non-consolidated  losses  and
 other                                                      -             4,043
Benefit of surtax exemption                                 -            (3,962)
Effect of net operating losses                       3,039,811                -
                                                 --------------      -----------
                                                $           -       $    20,600
                                                 ==============      ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                       1999              1998
                                                    -----------      -----------
Deferred  tax  liabilities:
  Unrealized gains                                 $        -        $     (346)
                                                    -----------      -----------
Total deferred tax liabilities                              -              (346)
                                                    -----------      -----------

Deferred  tax  assets:
  Depreciation                                              -             1,886
  Stock based compensation                             155,705          259,080
  Net operating loss carryforwards                   3,039,811
                                                    -----------      -----------
Total gross deferred tax assets                      3,195,516          260,966
                                                    -----------      -----------

Less valuation allowance                            (3,195,516)        (260,620)
                                                    -----------      -----------

Net deferred tax asset (liability)                 $        -       $        -
                                                    ===========      ===========

At December 31, 1999, the Company had net operating loss carryforwards of approximately $8,932,000 available to offset future taxable income expiring in 2019.

The valuation allowance at January 1, 1999 was $260,620. The net change in the valuation allowance during the year ended December 31, 1999 was an increase of approximately $2,935,000.

Prior to August 12, 1998, acquisition of Trimfast, Inc. by HLHK, Trimfast, Inc. was an "S" corporation for income tax purposes. During the pre-acquisition period no income taxes were payable by the corporation as the shareholders were responsible for reporting the results of the operations on their individual income tax returns. For this reason, no pre-acquisition losses are available to be carried forward at the corporate level. Effective with the acquisition date, the Company's status as an "S" corporation was terminated.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

HLHK  pre-merger  NOL's  became limited to zero under the provisions of IRS code section 382 because there was an ownership change and all of the assets and former lines of business were disposed of. Only the corporate shell was purchased for the price of assuming certain liabilities.

NOTE  7  -  DEBT
----------------

(A)  NOTES  AND  LOANS  PAYABLE
-------------------------------

The following schedule reflects notes and loans payable to non-related parties at December 31, 1999:

Note payable, due on March 11, 2000, interest at prime,
 unsecured                                                          $     75,000

Other loans payable, currently due                                         1,475
                                                                     -----------
                                                                    $     76,475
                                                                     ===========

Accrued interest of $5,055 on the notes payable has been included in accrued expenses at December 31, 1999.

(B)  CONVERTIBLE  DEBENTURES
----------------------------

On June 14, 1999, the Company issued $1,000,000 of convertible debentures due on June 14, 2002 with interest at 7% per annum. The debentures contain a beneficial conversion feature whereby the holder is entitled to convert the face amount of the debenture, plus accrued interest, as of the closing date into common stock of the Company at the lesser of (a) 80% of the 5 day average closing bid price for the 5 consecutive trading days prior to the conversion date or (b) $8.50. The debentures also contain a mandatory 36-month conversion feature at the end of which all debentures outstanding will be automatically converted. In addition, the Company reserves the right to call a mandatory redemption if the quoted trading price falls below the $6.00 at a price equal to the principal and accrued interest due plus lost profits from the conversion and subsequent sale of the common stock as stipulated in the agreement.

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

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

(A)  YEAR  2000  ISSUES
-----------------------

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

The Company uses a standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and confirmed that the accounting software is Year 2000 compliant. Management has contacted its primary vendors has not identified any Year 2000 compliance issues with those vendors. Costs of investigating Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000 compliance issues will not have a material effect on the Company's future financial position or results of operations. As of the date of this report, the Company has not been significantly affected by Year 2000 issues.

(B)  LEASE  AGREEMENTS
----------------------

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

Future minimum lease payments under operating leases are as follows at December 31, 1999:

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

                          YEARS ENDING          AMOUNT
                          ------------          ------

                              2000         $     75,189
                              2001               75,532
                              2002               71,673
                              2003               66,759
                              2004               56,590
                                            -----------
                                           $    345,743
                                            ===========

Rent  expense  for  1999  and 1998 aggregated $69,976 and $31,885, respectively.

(C)  CONSULTING  AGREEMENTS  AND  STOCK  ISSUED  TO  VENDORS
------------------------------------------------------------

On October 9, 1998 the Company entered into a consulting agreement with an individual whereby the Company will be provided with advice with regard to corporate strategy and business development and such other matters as agreed upon between the parties from time to time. As consideration for the consulting services provided, the Company was to issue 20,000 shares of common stock to the consultant. Subsequent to October 9, 1998, the consultant did not substantially perform the consulting services anticipated in the agreement and therefore no shares where issued to the consultant. However, on February 9, 1999, the consultant was issued 20,000 shares of common stock pursuant to an earlier June 1998 common stock subscription agreement which stipulated the subscriber may purchase up to 20,000 shares at $0.10 per share. The Company received a payment of $2,000 in the form of services performed during 1999.

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

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

On December 18, 1998 the Company entered into a two year consulting agreement with a consulting organization whereby the Company will be provided with advice with regard to corporate strategy and business development including targeting of acquisitions. As consideration for the services provided the Company was to issue 100,000 free trading common shares pursuant to Regulation D, Rule 504 and 350,000 common shares restricted under Rule 144. In addition, the Company should make monthly payments of $2,500 to the consulting organization. The Company advanced the consultant 275,000 shares in January 1999 but minimal services as anticipated in the consulting agreement were performed in 1999 and no services were performed in 1998. Therefore on June 30, 1999 the consulting agreement was rescinded and the Company offered the consultant the 275,000 restricted shares at a price of $0.25 per share resulting in a subscription receivable of $68,750. Subsequent to the execution of the rescission agreement further disputes between the parties resulted in a settlement agreement, which became null and void due to non-performance by the parties. As the consultant did not recognize the rescission agreement, it is the Company's opinion that all agreements subsequent to the original agreement have to be considered null and void and therefore the original consulting agreement entered into on December 18, 1998 was the prevailing agreement. Thus, during 1999, the Company recognized compensation expense of approximately $194,000 based on the fair market value of the stock on the grant date.

During 1999, the Company entered into various additional consulting agreements whereby common stock was issued as consideration. Services under the consulting agreements entered into in both 1998 and 1999 are being performed generally for two year periods and accordingly, consulting expense is being recognized in 1999 and in any subsequent service period based upon the fair market value of the common stock issued in accordance with SFAS 123 since that value is more reliably measurable. The Company also periodically issues common stock as payment to vendors and records such issues at the fair market value of the common stock. During the year ended December 31, 1999, the Company issued approximately 918,300 shares of common stock for consulting services and as payment to vendors valued for financial accounting purposes at a fair market value of approximately $4,744,000 based upon the quoted trading price of the stock.

(D)  LITIGATION
---------------

In 1999, the Company initiated a legal proceeding against a former major customer to collect amounts receivable from that customer aggregating approximately $535,000 at December 31, 1998. Such receivable related to products sold to that customer during 1998 that were voluntarily recalled by the Company, but never returned by the customer. As of December 31, 1998, it was management's assertion with regard to this matter that since the product was never returned to the Company, and is believed to have been resold by the customer, a successful outcome in favor of the Company was possible. The
Company has therefore written off $267,240 or fifty percent of the total receivable as of December 31, 1998. As of December 31, 1999, management does not expect to receive any further payments of this customer and therefore decided to write off the balance as of December 31, 1999 reduced by payments received during January 1999 (See Note 3).

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------


In early 1999, pursuant to a voluntary arrangement with the Food and Drug Administration, the Company's product, Revivarant, was recalled and removed from sale. Since the time of the recall, the Company has been subject to five known lawsuits and an additional three consumer-protection claims relating to consumer use of the product. As of the date of this report, only one lawsuit has specified a dollar amount, that being, $400,000 of compensatory damages and $350,000 of punitive damages. All lawsuits have been referred by management to the insurance carrier of its third party manufacturer, however, the Company has received notice from the insurance carrier denying all claims. The Company obtained its own insurance policy in May 1999 and believes it would not be covered under its own policy for these prior occurrences. Management intends to contest the claim denials. With regard to any punitive damage claims, the Company intends to vigorously oppose any factual basis for imposition of punitive damages based upon research and efforts made prior to the distribution of the Revivarant product to determine its safety. The Company's management and outside legal counsel are unable to evaluate and determine the likely outcome of each cause of action. Accordingly, pursuant to the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 5, no liabilities have been accrued as of December 31, 1999 relating to the above matters. Any future liabilities required to be recorded pursuant to SFAS 5 will be recorded gross of any expected insurance recovery pursuant to SAB 5:Y. The above litigation related to Revivarant may have an adverse effect on the Company's results of operations and financial condition.


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

An action has been commenced against the Company, a former principal stockholder, and other parties alleging that 600,000 shares of the Company, previously owned by the former principal stockholder, were improperly cancelled by the Company while still validly owned by the Plaintiff. The Plaintiff has

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

demanded the removal of the stop transfer order from their share certificates or alternatively the Company reissue new share certificates. The action also alleges a consulting agreement for which the Company has not tendered the required consideration of 270,000 shares of the Company's common stock. The action also seeks $100,000 for breach of fiduciary duty and $10,000,000 in punitive damages. An adverse judgement may have an adverse affect on the Company's results of operations and financial condition.


A lawsuit filed against the Company, its Chief Executive Officer, principal stockholder and certain affiliates demanding an excess of $790,000 in compensatory and punitive damages, alleges that the plaintiff had purchased approximately 22,000 shares of the Company's common stock for approximately $77,000, but has not received the same. On May 3, 2000 plaintiff offered to settle this matter whereby our chief executive officer would pay the plaintiff, Mr. Francois Goelo, the sum of $95,750 and he would transfer 20,000 shares of our common stock to the plaintiff. In addition, the settlement offer provides that the parties will enter into a joint stipulation for dismissal of the action and execution of general releases. On May 9, 2000 we and our chief executive officer notified counsel for the plaintiff that we will accept the settlement offer.



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

NOTE  9  -  STOCKHOLDERS'  EQUITY
---------------------------------

(A)  AUTHORIZED  SHARES
-----------------------

The Company has authorized 100,000,000 shares of common stock, $0.001 par value; 20,000,000 shares of Class A Preferred Stock, $0.01 par value; and 20,000,000 shares of Class B Preferred Stock, $0.01 par value. The preferred stock shall have such rights and preferences as determined by the Board of Directors.

(B)  REVERSE  STOCK  SPLIT  AND  RETROACTIVE  RESTATEMENT  OF  PER  SHARE  DATA
-------------------------------------------------------------------------------

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

(C)  REPURCHASE  OF  OUTSTANDING  COMMON  STOCK  BY  PRINCIPAL  STOCKHOLDER
---------------------------------------------------------------------------

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

On December 8, 1998 the Company's Chairman, CEO and principal stockholder, purchased all 508,313 shares of the Company's outstanding common stock held beneficially by the prior principal stockholder of HLHK for $150,000. In accordance with SFAS 123, the Company recognized $762,000 compensation expense for the difference between the $1.80 quoted trading price of the common stock and the $.30 purchase price.

(D)  ACQUISITION  AND  STOCK  EXCHANGE
--------------------------------------

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

(E)  AGREEMENT  WITH  INVESTMENT  GROUP
---------------------------------------

On March 18, 1999 the Company entered into an agreement (the "Agreement") with a third party investment group (the "investment group") whereby the investment group will purchase (i) common shares of the Company in the open market having an aggregate value of no less than $300,000, and (ii) 300,000 common shares from the Company at a price of $4.00 per share according to a stipulated schedule based on the average market price of the outstanding shares. On March 30, 1999, another agreement was executed restricting the resale of the 300,000 shares issued as a subscription receivable under item (ii) above. The Company was to indemnify the investment group for any tax liability which may result from the resale of the shares. As of the date of the accompanying audit report, no such liability was determined. As of October 1999 the investment group had purchased 155,000 shares of common stock from the Company at $4.00 per share. On October 22, 1999 the Company executed an agreement with the investment group to repurchase the 155,000 shares at a price of $8.25 per share on a scheduled basis through December 15, 1999 as stipulated in the agreement. Any of the 155,000 shares purchased after December 15, 1999 shall be increased in price on a basis of $.25 every two weeks as stipulated in the agreement. On November 10, 1999, an agreement was signed amending the October 22, 1999, agreement to require the Company to purchase such shares at $8.25 per share on or before January 25, 2000, with a $.25 per month escalation in the price after January 25, 2000 and pledging the Company's real estate (see Note 4) as security against the October 22, 1999 purchase agreement, as amended. (See Note 8(D)) The quoted market price on October 22, 1999 was approximately $7.00 per share. As of December 31, 1999, the Company recorded a $1,317,500 stock repurchase commitment for the 155,000 shares as a charge to additional paid-in capital. As of the date of the accompanying audit report, no shares have been repurchased by the Company (see
Note  8(D)).

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

(F)  CONVERSION  OF  DEBT  TO  EQUITY  AND  SHARES  HELD  IN  ESCROW
--------------------------------------------------------------------

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

(G)  CONVERSION  OF  PRINCIPAL  STOCKHOLDER'S  DEBT  TO  EQUITY
---------------------------------------------------------------

In December 1998, $126,644 of amounts due to the principal stockholder were converted to common stock at the fair value of the stock on December 1, 1998, which was $1.80 per share (See Note 12).

(H)  PRIVATE  PLACEMENT
-----------------------

From January through April 5, 1999, the Company issued common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company issued 403,000 shares for aggregate cash proceeds of $934,500.

(I)  CONVERTIBLE  PREFERRED  STOCK  AND  COMMON  STOCK  WARRANTS
----------------------------------------------------------------

On July 16, 1999, pursuant to a securities purchase agreement (the "Agreement") the Company issued 15,000 shares of Series A Convertible Preferred Stock and 223,881 warrants to purchase common stock to four investors for a total aggregate selling price of $1,500,040. The debentures contain a beneficial conversion feature whereby the stock is convertible any time after the issuance date at the lesser of (a) $8.5938 or (b) 80% of the market price of the common stock as defined in the Agreement. The preferred stock entitles the holder to receive on each July 1, and January 1, commencing January 1, 2000 cumulative

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

dividends at 8% per annum computed on the basis of $100 per preferred stock. At the Company's option, the dividends may be paid in cash or the Company's common stock. The warrants are exercisable at $10.31 per share, vest immediately, and expire on July 16, 2002. As a result of accounting for the beneficial conversion feature, the Company charged a $375,011 dividend to retained earnings on the issuance date.

A total of 750,000 shares of the Company's authorized common stock have been reserved for issuance upon conversion of the preferred stock and exercise of the warrants.

On April 25, 2000, the Company received notice from the holder of the Series A convertible preferred stock that as a result of the Company's failure to register the common stock underlying the preferred shares and various other violations of other agreements entered into between the Company and the preferred stock holder that the preferred stock holder seeks the redemption of its preferred stock at the redemption price of $625,000 plus all accrued but unpaid dividends, plus all accrued but unpaid liquidated damages. The Company is unable to register the underlying common stock shares until such time that the Company is in a position to file a registration statement with the Securities and Exchange Commission. There can be no assurances that the Company will ever be in a position to file a registration statement or if the registration statement will ever clear comments.

NOTE  10  -  STOCK  OPTIONS
---------------------------

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

A summary of the options issued to consultants as of December 31, 1999 is presented below:


                                                  Number of     Weighted Average
                                                   Options      Exercise  Price
                                                  ------------------------------

Stock  Options
--------------
  Balance at beginning of period                        -         $            -
  Granted                                          108,000        $         4.55
  Exercised                                             -                      -
  Forfeited                                             -         $            -
                                                  -----------      -------------
  Balance at end of period                         108,000        $         4.55
                                                  ===========      =============
Options exercisable at end of period               108,000        $         4.55

Weighted  average  fair  value  of  options
 granted  during  the  period                      108,000        $         3.83

The following table summarizes information about stock options outstanding at December 31, 1999:



                        Options Outstanding     Options Exercisable
                        -------------------     -------------------
                                 Weighted
                    Number        Average     Weighted     Number      Weighted
    Range Of    Outstanding At   Remaining    Average    Exercisable    Average
    Exercise      December 31,  Contractual   Exercise   At December,  Exercise
     Price           1999           Life        Price      31, 1999       Price
--------------  --------------  -----------  ----------  ------------  --------
$         4.00          68,000   0.67 Years   $    4.00        68,000     $4.00
$  4.00 - 7.00          40,000   0.46 Years   $    5.50        40,000     $5.50
                --------------                 ----------------------
                       108,000   0.59 Years   $    4.55       108,000     $4.55
                ==============                            ===========

NOTE  11  -  CONCENTRATIONS
---------------------------

(A)  SUPPLIER  CONCENTRATION
----------------------------

During 1998, the Company procured raw materials from various suppliers but contracted the production of finished products to one primary third party manufacturing company. During 1999, the Company contracted with other production facilities for several of its products and believes that many alternative third party production facilities are available should the need arise.

(B)  CUSTOMER  CONCENTRATION
----------------------------

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

During 1998, approximately 60% of consolidated revenues were derived from one customer and 12% was derived from one other customer.

During  1999,  there  was  no  significant  customer  concentration.

NOTE  12  -  RELATED  PARTIES
-----------------------------

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



NOTE  13  -  OPERATING  AND  LICENSE  AGREEMENTS
------------------------------------------------

(A)  OPERATING  AGREEMENTS
--------------------------

The Company enters into wholesaler and broker agreements whereby the wholesalers and brokers are appointed the Company's sole and exclusive wholesaler and broker within a specified geographic territory for certain stipulated products. In general, under the agreements, the wholesalers and brokers have the right to purchase, sell, promote, advertise, and deliver the stipulated products. Broker agreements allow for broker commissions while wholesaler agreements allow for the purchase of product by distributors at a discount. The agreements generally may be terminated by either party with 60 days notice to the other party.

(B)  LICENSE  AGREEMENT
-----------------------

On June 24, 1999, the Company entered into a license agreement (the "Agreement") with a licensor whereby the Company was granted the nonexclusive license for certain Trimfast Energy Bars ("WCW Bars"). The agreement terminates on December 31, 2002. As consideration for the license rights, the Company paid an advance of $50,000 on the date of the agreement and agreed to pay the higher of 6% of the net sales under the license agreement or $100,000 on December 31, 1999, and

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

$100,000 on each of June 30, 2000, September 30, 1999,December 31, 2000 and June 30, 2001. The advance of $50,000 was recorded as prepaid expenses and amortized over the term of the agreement. As of December 31, 1999, 6% of the net sales did not exceed the agreed amount of $100,000. Thus, the Company accrued an amount of $100,000 to be paid to the licensor, which is included in Accounts Payable as of December 31, 1999.

NOTE  14  -  ACQUISITIONS  AND  FORMATIONS  OF  SUBSIDIARY
----------------------------------------------------------

(A)  ACQUISITION  AND  RECAPITALIZATION
---------------------------------------

Under a Stock Exchange Agreement (the "Agreement") consummated on August 12, 1998, HLHK World Group, Inc., a non-reporting public shell, acquired one hundred percent of the issued and outstanding common stock of Trimfast, Inc. in exchange for 1,370,049 shares of the $0.001 par value common stock of HLHK. Under the terms of the Agreement, the Trimfast, Inc., shares were exchanged at a ratio of 3 shares of HLHK common stock for each share of Trimfast, Inc. common stock. As a result of the exchange, the Company became a wholly-owned subsidiary of HLHK and the stockholders of Trimfast, Inc. became stockholders of approximately 60.42% of HLHK which represented 1,370,049 shares of the total 2,268,298 issued and outstanding just subsequent to the exchange (Approximately 82% after repurchase agreement discussed in Note 9(D)). Generally, Accepted Accounting Principles require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquiror for accounting purposes. As a result, the exchange was treated as an acquisition of HLHK by Trimfast, Inc. and a recapitalization of Trimfast, Inc. The Company's consolidated financial statements immediately following the acquisition were as follows: (1) The Balance Sheet consists of Trimfast, Inc.'s net assets at historical cost and HLHK's net assets at historical cost and (2) the Statement of Operations includes Trimfast, Inc.'s operations for the period presented and HLHK's operations from the date of acquisition. On September 4, 1998 the Company filed an amendment to its articles of incorporation to (i) change its name from HLHK to Trimfast Group, Inc. and (ii) authorize 20,000,000 shares each of Class A and Class B Preferred Stock, $0.01 par value.

(B)  ACQUISITION  AND  RESCISSION
---------------------------------

On March 18, 1999, the Company acquired IMMMU, Inc. ("IMMMU") and IMMCEL Pharmaceuticals, Inc. ("IMMCEL"), two companies unrelated to the Company but related to each other through common stockholders, in a transaction accounted for as a purchase. Under terms of the agreement, 235,000 shares of the Company's common stock, $50,000 in cash and an option agreement for shares of the Company's common stock exercisable based on stipulated Company performance criteria were exchanged for all of the issued and outstanding capital stock of IMMMU and IMMCEL. The 235,000 common shares issued were valued at the trading price on the consummation date resulting together with the other consideration

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

in  a  purchase  price  of  $975,312.  IMMMU  and  IMMCEL  are  manufacturers of nutritional supplements primarily marketed to pharmacies, supermarkets and discount stores. In connection with the acquisitions, the Company entered into a five year employment agreement, renewable in one year increments, with a former stockholder of IMMMU and IMMCEL whereby the former stockholder would be employed as the Chief Executive Officer of IMMMU and IMMCEL and serve on the Board of Directors of the Company. The former stockholder was to receive an annual salary of $75,000 and a bonus based on stipulated performance criteria. The employment agreement could have been terminated by the Company if IMMMU and IMMCEL had two consecutive non-profitable fiscal quarters as defined in the agreement. On October 23, 1999, effective October 31, 1999, the Company and former stockholders of IMMMU and IMMCEL executed a rescission agreement for the above acquisitions to make the parties whole. The $50,000 cash and all common stock issued to the seller were returned to the Company. The Company recorded a receivable of $88,830 for the net cash expenditures of IMMU and IMMCEL for the period from the acquisition date to the rescission date of October 31, 1999. The receivable was written off as of December 31, 1999. (See Note 3)

(C)  ACQUISITION  OF  CERTAIN  ASSETS
-------------------------------------

On May 24, 1999 the Company acquired certain assets of Ice Cold Water Co., Inc. ("ICW") including certain receivables, inventory, property and equipment, a customer list and the name "Ice Cold Water" and all other intellectual property rights associated with the name. Under terms of the agreement, the Company acquired the assets for $20,000 in cash and a $100,000 promissory note at 8.5% per annum which is due in four monthly installments of $25,000 plus accrued interest, commencing June 10, 1999. The Company reserved 23,000 shares of the Company's common stock in an escrow account to be released to ICW in the case of default of payments. The Company then formed a new subsidiary, The Cooler Group, Inc. and transferred these assets into it. During the month of November, the 7,321 shares of the Company's common stock held in escrow were released in exchange for the remaining outstanding balance of principal and interest of the promissory note. The shares were valued for financial accounting purposes at the quoted market price on the default date resulting in a value equal to the principal and interest of $30,882.

(D)  FORMATION  OF  NEW  SUBSIDIARY
-----------------------------------

On April 21, 1999, the Company formed a new subsidiary, Nutrition Cafe, Inc., doing business as NutritionCafe.com. NutritionCafe.com is an internet web site business established to (i) provide nutrition information, (ii) provide portal links to other information sites and (iii) market and sell at a discount the Company's products and products of other nutrition product companies for which the Company acts as a distributor.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

NOTE  15  -  GOING  CONCERN
---------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $8,331,171 during 1999, negative cash flows from operating activities of $2,084,257 and had a working capital deficiency and accumulated deficit of $1,818,422 and $9,646,805, respectively, at December 31, 1999. In addition, the Company is subject to several legal actions with regard to a product whereby uncertainties exist regarding related contingent liabilities (See Note 8(D)). These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative financing sources developed to meet the Company's working capital and contingent liabilities needs, management will be required to curtail its operations.


The Company's President and Principal Stockholder has contributed marketable securities and cash capital to the Company during 2000 to fund continued operations and expansion. In addition, the Company is attempting to secure a mortgage on their building, has been seeking additional equity capital and has recently acquired a health products company (See Note 16 (C)). Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. No assurance is possible of additional financing. Without additional financing the Company may be unable to continue as a going concern.


NOTE  16  -  SUBSEQUENT  EVENTS
-------------------------------

(A)  CONSULTING  AGREEMENT
--------------------------

On March 7, 2000 (the "Effective Date"), the Company entered into a consulting agreement with a business consultant (the "Consultant"). The services provided by the Consultant primarily consist of the preparation of a Private Placement Memorandum. In addition, the Consultant will provide general investment banking consulting services to help the Company to implement its business objectives. As consideration for the services provided, the Company agreed to pay the Consultant a monthly service fee of $2,500 and 15% of all investment capital raised for the Private Placement, including a negotiable finder's fee. Furthermore, the Company agreed to issue to the Consultant 5% of the quantity of shares of the Company's common stock sold through the Private Placement.

(B)  LICENSE  AGREEMENT
-----------------------

On February 25, 2000, effective March 1, 2000 (the "Commencement Date"), the Company entered into a license agreement (the "Agreement") whereby the Company was granted the nonexclusive license for a children's chewable multi-vitamin and mineral supplement. The agreement is for nineteen months from the Commencement Date. As consideration, the Company agreed to pay a minimum royalty of $150,000, of which $100,000 was paid as an advance on the date of the agreement and the remaining balance of $50,000 is payable on March 1, 2001. The agreed royalty rate is 9% of the net sales.

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

(C)  ACQUISITION  AND  STOCK  EXCHANGE  AGREEMENT
-------------------------------------------------


On March 20, 2000 (the "Closing Date"), the Company consummated a stock exchange agreement (the "Agreement") with Nutrition Superstores.com, Inc. ("Nutrition Superstores") to acquire one hundred percent of the issued and outstanding common stock of Nutrition Clubstores, Inc. ("Nutrition Clubstores") in exchange for $150,000 in cash and 570,000 shares of the Company's common stock valued at $4.80 per share based on the average quoted trading price a few days before and after the announcement of the transaction as required by EITF 95-19. As a result of the exchange, Nutrition Clubstores became a wholly owned subsidiary of the Company. In case the net worth of Nutrition Clubstores as reflected on its audited financial statements - to be provided to the Company within 60 days of the Closing Date - is less than 85% of the net worth as reflected on its financial statements as of February 29, 2000, Nutrition Superstores will receive one share less of the Company's common stock for every $5.00 reduction or portion thereof in net worth. Under the terms of the Agreement, the Company agreed to pay a royalty fee of 3% of the gross sales revenues generated from Nutrition Clubstores kiosks for a period beginning three months following the Closing Date and continuing for a period of twelve months thereafter. As of the date of this report, the Company issued the 570,000 shares and paid the $150,000. The Company estimates its transaction costs, which are included in the figures below to be approximately $5,000.


The acquisition will be accounted for under the purchase method. Subject to the completion of the Nutrition Clubstores audit, the Company anticipates allocating the $2,886,000 purchase price of this acquisition as follows: inventory $410,885, fixed assets $367,848, goodwill $2,335,004, accounts payable $162,422 and  notes  payable  $65,315.

NOTE  17  -  RESTATEMENT
------------------------

Subsequent to the issuance of the Company's 1999 and 1998 consolidated financial statements, management became aware that non-cash stock based compensation of $762,000 resulting from a principal stockholder transaction was not included in the statement of operations in 1998. The inclusion of this item in the revised 1998 consolidated financial statements has the effect of changing net income of $22,026 to a net loss of $739,974 and changing earnings per share of $0.01 to loss per share of $0.43. Subsequent to the issuance of the Company's 1999 and 1998 consolidated financial statements, management became aware that a stock repurchase commitment of $1,317,500 was not included as a liability at December 31, 1999 and common stock issued to consultants and other professionals was undervalued in the statement of operations in 1999 by $949,000 due to a discount taken on the quoted trading price. The inclusion of these items and the 1998 restatement in the revised 1999 consolidated financial statements has the effect of increasing current liabilities by $1,317,500, increasing additional paid-in

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

capital by $393,500, increasing net loss by $949,000 and increasing net loss per share by $0.23.

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

Michael  Muzio                    36          President/Treasurer/Director
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

The following table sets forth the compensation of the company's three (3) officers for the last three (3) fiscal years:

SUMMARY  COMPENSATION  TABLE(1)

Name &                    Annual Compensation           Long-Term Compensation                Other
Position            Year       Salary      Bonus     Other     Stock        SARs     LTIP     Comp
Michael Muzio
  President &       1999      $ 150,000      $ 0      $ 0      $       0      $ 0      $ 0      $0
 Treasurer          1998      $ 150,000      $ 0      $ 0      $ 240,000      $ 0      $ 0      $0
                    1997      $       0      $ 0      $ 0      $       0      $ 0      $ 0      $0

Gregg Vosler
  Vice President    1999      $  50,000      $ 0      $ 0      $      0       $ 0      $ 0      $0
   & Secretary      1998      $  50,000      $ 0      $ 0      $ 96,000       $ 0      $ 0      $0
                    1997      $  31,000      $ 0      $ 0      $      0       $ 0      $ 0      $0

JOHN  TROY
    Chief           1999      $  52,500      $ 0      $ 0      $      0       $ 0      $ 0      $0
   Financial        1998      Not  employed  with  the  company
   Officer          1997      Not  employed  with  the  company.

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

Common                  Christopher  Hee            1,749     Direct       Less
                        3152  Fiesta Drive                              Than 1%
                        Dunedin,  Florida 34689

Common                  John  Troy                  10,000    Direct       Less
                        4014  W  Waters  Avenue                         Than 1%
                        #1508
                        Tampa,  Florida  33614
-------------------------------------------------------------------------------
All  Officers  and  Directors  as  a  Group
(3  Individuals)                                 1,045,595    Direct     20.51%

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

Mr. Muzio has entered into an oral employment agreement with us, which pays him an annual compensation of $150,000. It is expected that we will renew this agreement in the year 2001. Mr. Vosler has entered into an oral employment agreement with us, which pays him an annual compensation of $50,000. It is expected that we will renew this agreement in the year 2001. Mr. Troy has entered into an oral employment agreement with the company which pays him an annual compensation of $65,000. It is expected that this agreement will be renewed in 2001

We periodically advance funds to the principal stockholder and his affiliates as well as borrow funds from the same parties. All of these amounts are interest free without specific repayment terms.

                                    PART IV

Item  13.   Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-k.


          2.1   Kendrex  and  HLHK  Merger  Agreement  **
          2.2   TrimFast  Inc.  Acquisition  Agreement  **
          2.3   Rescission  Of  Immu  and  Immcel  Acquisitions  **
          3.1   Articles  of  Incorporation  Kendrex  Systems,  Inc  *
          3.2   Amendment  to  Kendrex  Articles  of  Incorporation  *
          3.3   Certificate  of  Incorporation  for  HLHK  World  Group,  Inc.*
          3.4   Certificate  of  Amendment to Articles of Incorporation for
                HLHK  World  Group,  Inc.*
          3.5.  Bylaws*
          4.1   Specimen  Share  Certificate  *
          4.2   Debenture  Agreement  *
          4.3   Warrant  Agreement   **
          4.4   Preferred  Share  Agreement  **
         10.1   Lease  Option  Agreement  *
         10.2   WCW  Agreement  ***
         10.3   MSN  Agreement  **
         10.4   Distribution  Agreement  **
         10.5   Convertible Debenture Subscription Agreement ***
         10.6   Aryeh Trading Agreement dated March 18, 1999 ***
         10.7   Aryeh Trading Agreement dated March 30, 1999 ***
         10.8   Aryeh Trading Agreement dated October 22, 1999 ***
         10.9   Aryeh Trading Agreement dated November 10, 1999 ***
         10.10  Stock Exchange Agreement - Nutrition Clubstores ****
         21     Subsidiaries  of  Registrant
         23     Consent  of  Weinberg  &  Company,  P.A.*****
         27     Financial  Data  Schedule

     * Filed as an exhibit to the Company's Form 10-SB on July 12, 1999 and incorporated herein by reference.

     ** Filed as an exhibit to the Company's Form 10-SB on December 23, 1999 and incorporated herein by reference.

     *** Filed as an exhibit to the Company's Form 10-SB on June 2, 2000 and incorporated herein by reference.

    **** Filed as an exhibit to the Company's Form 8-K on May 12, 2000 and incorporated herein by reference.

   ***** Filed as an exhibit to the Company's Form 10-KSB on April 13th, 2000 and incorporated herein by reference.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TrimFast  Group,  Inc.

    /s/  Michael  Muzio
------------------------
By:  Michael  Muzio,  president

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

BY   /s/  Michael  Muzio                        DATE:    June 5,  2000
   ---------------------------
     Michael  Muzio,  president/Director


BY: /s/  Gregg  Vosler                          DATE:    June 5,  2000
   ---------------------------
     Vice  President,  Secretary,  director

BY: /s/  John  Troy                             DATE:    June 5  2000
   ---------------------------