Form 10QSB
period 2000-03-31
TRIMFAST GROUP INC
filed 2000-06-14
CIK 1089297

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )    TRANSACTION  REPORT  UNDER  SECTION  14  OR  15(D)  OF THE EXCHANGE ACT

     For  the  transition  period  from            to
                                         --------      ---------

                              TRIMFAST GROUP, INC.
                              --------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Nevada                          0-26675              88-0367136
         ------                          -------              ----------
(State or other jurisdiction of     (Commission  File       (IRS Employer
incorporation or organization)             No.)           Identification No.)


777  S.  Harbour  Island  Boulevard  #780  Tampa,  FL.  33602    (813)  275-0050
--------------------------------------------------------------------------------
          (Address  and  Telephone  number  of  principal  executive  offices)


Check  whether  the  issuer  has  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the  past  90 days.

     Yes(X)               No  (  )

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
----------------------------------------

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the Latest  practicable  date:     March  31,  2000

     CLASS                              Outstanding  at  March  31,  2000
---------------------------------       ---------------------------------
Common  stock  $.001  Par  Value                         5,101,682

TRIMFAST  GROUP,  INC.  AND  SUBSIDIARIES

PART  I:     FINANCIAL  INFORMATION                                         PAGE
                                                                            ----

          Accountants Review Report                                            3

          Consolidated  Balance  Sheets  as  of
          March  31,  2000  and  1999  (Unaudited)
          and  December  31,  1999     (Audited)                               4


          Consolidated  Statements  of  Operations  for
          the  Three  Month  Periods  March  31,  2000
          and  1999  (Unaudited)                                               5


          Consolidated  Statement  of  Cash  Flows
          for  the  Three  Months  Ended  March  31,  2000
          and  1999  (Unaudited)                                               6


          Consolidated  Statement  of  Changes  in
          Stockholders' Equity  for  the  one  year  ended
          December  31,  1998  and  1999  (Audited)  and
          for  the Three Months Ended March 31, 2000 (Unaudited)             7-8



          Notes  to  Consolidated  Financial  Statements
          (Unaudited)  as  of  March  31,  2000                             9-14



          Management  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                          15-17

                 JOHN P. SEMMENS CPA  A PROFESSIONAL CORPORATION
              24501 DEL PRADO SUITE A DANA POINT, CALIFORNIA 92629
                     TEL: (949) 496-8800 FAX: (949) 443-0642



June  13,  2000

Trimfast  Group,  Inc.  Tampa,  Fl.  33602

Gentlemen,

We have reviewed the accompanying balance sheet of Trimfast Group, Inc. as of March 31, 2000, and the related statements of income, retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trimfast Group, Inc.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully  submitted,
/s/  John  P.  Semmens,  CPA

John  P.  Semmens  CPA

                                                     TRIMFAST GROUP, INC.
                                              INTERIM CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)

                                                     ASSETS
                                                     ------
CURRENT ASSETS
                                                                                 AUDITED           UNAUDITED         UNAUDITED
                                                                            DECEMBER 31, 1999    MARCH 31, 1999    MARCH 31, 2000
                                                                           -------------------  ----------------  ----------------
  Cash                                                                                 35,858           363,814   $        73,762
  Short-term investments                                                                8,406            20,297                 0
  Accounts Receivable- Trade                                                           88,281           288,385           117,820
  Accounts Receivable- Other                                                          279,250            77,425           283,291
  Inventory                                                                           281,313           195,164           890,751
     Total Current Assets                                                             693,108           945,085         1,365,624
                                                                           -------------------------------------------------------

PROPERTY AND EQUIPMENT - NET                                                        1,417,381            30,292         1,762,607

OTHER ASSETS
  Prepaid expenses                                                                     42,857            29,880            42,857
 Deposits                                                                              15,200            10,619           115,200
 Other long term investments                                                                0                 0         3,750,000
  Cash surrender value of life insurance                                               12,636             8,107            12,636
  Software - Net                                                                      210,814                 0           208,670
  Goodwill - Net                                                                       52,754                 0         2,423,861
                                                                           -------------------------------------------------------
     Total Other Assets                                                               334,261            48,606         6,553,225
                                                                           -------------------------------------------------------
TOTAL ASSETS                                                               $        2,444,750   $     1,023,983   $     9,681,456
                                                                           =======================================================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $          718,362   $       451,753   $     1,060,045
  Income taxes payable                                                     $           20,600   $        20,600            20,600
  Notes and loans payable                                                             218,675            71,600           937,604
  Stock repurchase commitment                                                       1,317,500                 0         1,317,500
  Convertible debentures                                                            1,000,000                 0         1,000,000
                                                                           -------------------------------------------------------
     Total Current Liabilities                                                      3,275,137           543,953         4,335,749
                                                                           -------------------------------------------------------

TOTAL LIABILITIES                                                                   3,275,137           543,953         4,335,749
                                                                           -------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Class A, $0.01 par value; 20,000,000
    shares authorized; 0 and 15,000 shares issued and outstanding
    as of March 31, 2000                                                                  150                 0               150
  Preferred Stock, Class B, $0.01 par value;
    20,000,000 shares authorized; none issued and outstanding                               0                 0                 0
  Common Stock, $0.001 par value; 100,000,000 shares authorized
    4,521,682 and 4,000,870 and 5,101,682 shares issued and outstanding as of December 31, 1999, March 31, 1999 and March 31, 2000
     respectively                                                                       4,521             4,001             5,101
  Additional Paid-in capital                                                        9,399,109         1,752,783        15,976,029
  Accumulated deficit                                                              (9,646,805)       (1,253,220)      (10,069,949)
  Other comprehensive loss                                                            (21,737)
  Less cost of Treasury Stock                                                                           (23,534)
  Less common stock shares issued as security deposit                                (475,000)                0          (475,000)
  Less common stock advanced                                                          (90,625)                0           (90,625)
                                                                           -------------------------------------------------------
     Total Stockholders' Equity                                                      (830,387)          480,030         5,345,706
                                                                           -------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        2,444,750   $     1,023,983   $     9,681,456
                                                                           =======================================================

                    See Accompanying Accountants Review Report and Notes to Consolidated Financial Statements


                                  TRIMFAST GROUP, INC.
                      INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)



                                                         FOR THE THREE    FOR THE THREE
                                                        ---------------
                                                         MONTHS ENDED     MONTHS ENDED
                                                        ---------------
                                                        MARCH 31, 1999   MARCH 31, 2000
                                                        ---------------  ---------------

NET SALES                                                      213,102          225,431

COST OF SALES                                                  161,098          112,329
                                                        ---------------  ---------------

GROSS PROFIT                                                    52,005          113,102
                                                        ---------------  ---------------

OPERATING EXPENSES

  Salaries and other compensation                               85,271          151,314
  Commissions                                                    1,800            1,885
  Depreciation and amortization                                  3,113           34,872
  Professional fees                                            252,298          122,702
  Selling, general and administrative expenses                  76,534          149,130
  Travel and entertainment                                       2,729           68,565
        Total Operating Expenses                               421,745          528,468
                                                        ---------------  ---------------

INCOME FROM OPERATIONS                                        (369,740)        (415,366)
                                                        ---------------  ---------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                  0           (7,777)
        Total Other Income (Expense)                                 0           (7,777)
                                                        ---------------  ---------------

NET INCOME/ (LOSS)                                            (369,740)        (423,143)
                                                        ===============  ===============

NET INCOME/(LOSS)PER COMMON SHARE - BASIC AND DILUTED            (0.09)           (0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                          4,000,870        4,597,836


  See Accompanying Accountants Review Report and Notes to Consolidated Financial
                                   Statements

                                   TRIMFAST GROUP, INC.
                       INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR  THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                                          FOR THE THREE    FOR THE THREE
                                                          MONTHS ENDED     MONTHS ENDED
                                                         MARCH 31, 1999   MARCH 31, 2000
                                                           (UNAUDITED)      (UNAUDITED)
                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            (369,740)        (423,143)
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depreciation and amortization                                 3,113           34,872
    Bad debt expense                                                  0                0
    Unrealized gain on short term investments                         0                0
    Issuance of common stock for professional services          324,796           48,750
  Changes in operating assets and liabilities
  (Increase) decrease in :
    Accounts receivable                                          (7,920)         (33,581)
    Prepaid expenses                                            (29,880)               0
    Inventory                                                    (6,427)        (609,438)
  Increase (decrease) in :
    Accounts payable and other liabilities                     (174,014)         341,683
                                                         --------------------------------
      Total adjustments                                         109,668         (217,714)
                                                         --------------------------------
  Net cash (used in) provided by operating activities          (260,072)        (640,857)
                                                         --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in :
    Short term investments                                       (5,000)           8,406
    Due from employees                                            5,800                0
    Property and equipment                                            0         (370,520)
    Due from affiliate                                            5,945                0
    Deposits                                                          0         (100,000)
    Goodwill from acquisition of Nutrition Clubstores                 0       (2,335,004)
    Long term investment in marketable securities                     0       (3,750,000)
                                                         --------------------------------
  Net cash (used in) provided by investing activities             6,745       (6,547,118)
                                                         --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                       (500)         171,899
    Proceeds from issuance of common stock                      512,000                0
    Issuance of common stock for acquisitions                         0        2,778,750
    Due to stockholder/ officer                                       0          525,230
    APIC from contributed marketable securities                       0        3,750,000
                                                         --------------------------------
  Net cash provided by (used in) financing activities           511,500        7,225,879
                                                         --------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                             258,173           37,904

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   105,641           35,858
                                                         ================================

CASH AND CASH EQUIVALENTS - PERIOD END                          363,814           73,762
                                                         ================================


See Accompanying Accountants Review Report and Notes to Consolidated Financial Statements

                                                 TRIMFAST GROUP, INC.
                                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                          FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 AND 1999 (AUDITED)
                                 AND THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                      Common Stock and
                                                        Common Stock        Additional     Preferred
                                                        to be Issued         Paid-In      Stock Issued    Accumulated
                                                      Shares     Amount      Capital     SHARES  Amount     Deficit
                                                    ----------  --------  -------------  ------  -------  ------------
BALANCE JANUARY 1, 1998                             1,286,625   $ 1,287          ($287)       -        -    ($151,846)

Issuance of common stock for cash                      63,924   $    64   $    187,736        -        -            -

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                  19,500   $    19   $     39,981        -        -            -

HLHK equity at August 12, 1998                        817,749   $   818   $    441,083        -        -   (1,122,218)

Reclassification pursuant to recapitalization               -         -    ($1,122,218)       -        -    1,122,218

Common stock issued to employees                          500         -              -        -        -            -

Common stock issued to attorney for services            5,000   $     5            ($5)       -        -            -

Common stock issued in exchange for debt of HLHK
   principal stockholder                               75,000   $    75   $    491,123        -        -            -

Issuance of common stock in exchange for
   stockholder loans                                   70,358   $    70   $    126,574        -        -            -

Compensation to principal stockholder                       -         -   $    762,000        -        -            -

Purchase of treasury stock at cost                          -         -              -        -        -            -

Net income 1998                                             -         -              -        -        -     (739,974)

                                                    ----------  --------  -------------  ------  -------  ------------
Balance, December 31, 1998                          2,338,656   $ 2,338   $    925,987        -        -    ($891,820)
                                                    ----------  --------  -------------  ------  -------  ------------

Issuance of common stock for cash                   1,058,005   $ 1,058   $  1,659,817        -        -            -

Issuance of common stock in exchange for
  consulting and other professional services          918,300   $   918   $  4,744,143        -        -            -

Issuance of common stock to employees                 104,900   $   105   $    500,075        -        -            -

Issuance of convertible debentures                          -         -   $    250,000        -        -            -

Issuance of Preferred Stock                                 -         -   $  1,874,901   15,000      150     (375,011)

Issuance of common stock option                             -         -   $    413,780        -        -            -

Return of common stock in repayment of debt           (50,000)     ($50)     ($399,950)       -        -            -

Issuance of common stock as a security deposit for
inventory line of credit                              100,000   $   100   $    474,900        -        -            -

Issuance of common stock in exchange for loans         51,821   $    52   $    272,956        -        -            -

Purchase and sale of treasury stock - net                   -         -              -        -        -      (48,803)

Unrealized losses on available-for-sale securities          -         -              -        -        -            -

Commitment to repurchase shares of treasury stock           -         -    ($1,317,500)       -        -            -

Net Loss 1999                                               -         -              -        -        -   (8,331,171)

                                                    ----------  --------  -------------  ------  -------  ------------
Balance, December 31, 1999                          4,521,682   $ 4,521   $  9,399,109   15,000  $   150  ($9,646,805)
                                                    ==========  ========  =============  ======  =======  ============


Issuance of common stock for professional services     10,000   $    10   $     48,740        -        -            -

Issuance of common stock for acquisition of
 Nutrition Clubstores                                 570,000   $   570   $  2,778,180        -        -            -

Contributed capital                                         -         -   $  3,750,000        -        -            -

Sale of securities held for sale                            -         -              -        -        -            -

Net Loss as of March 31, 2000                               -         -              -        -        -     (423,143)

                                                    ----------  --------  -------------  ------  -------  ------------
Balance March 31, 2000                              5,101,682     5,101     15,976,029   15,000      150  (10,069,948)
                                                    ==========  ========  =============  ======  =======  ============


                                                               Shares Issued
                                                                   as a
                                                  Subscriptions  Security     Shares     Treasury
                                                    Receivable    Deposit    Advanced      Stock         Total
                                                    -----------              ---------  -----------  -------------
BALANCE JANUARY 1, 1998                                      -                      -            -      ($150,846)

Issuance of common stock for cash                            -                      -            -   $    187,800

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                        -                      -            -   $     40,000

HLHK equity at August 12, 1998                               -                      -            -      ($680,317)

Reclassification pursuant to recapitalization                -                      -            -   $          0

Common stock issued to employees                             -                      -            -   $          0

Common stock issued to attorney for services                 -                      -            -   $          0

Common stock issued in exchange for debt of HLHK
   principal stockholder                                     -                      -            -   $    491,198

Issuance of common stock in exchange for
   stockholder loans                                         -                      -            -   $    126,644

Compensation to principal stockholder                        -           -          -            -   $    762,000

Purchase of treasury stock at cost                           -                      -      (23,534)      ($23,534)

Net income 1998                                              -                      -            -      ($739,974)

                                                    -----------  ----------  ---------  -----------  -------------
Balance, December 31, 1998                                   -           -          -     ($23,534)  $     12,971
                                                    -----------  ----------  ---------  -----------  -------------

Issuance of common stock for cash                            -           -    (90,625)           -   $  1,570,250

Issuance of common stock in exchange for
  consulting and other professional services                 -           -          -            -   $  4,745,061

Issuance of common stock to employees                        -           -          -            -   $    500,180

Issuance of convertible debentures                           -           -          -            -   $    250,000

Issuance of Preferred Stock                                  -           -          -            -   $  1,500,040

Issuance of common stock option                              -           -          -            -   $    413,780

Return of common stock in repayment of debt                  -           -          -            -      ($400,000)

Issuance of common stock as a security deposit for
inventory line of credit                                     -    (475,000)         -            -   $          0

Issuance of common stock in exchange for loans               -           -          -            -   $    273,008

Purchase and sale of treasury stock - net                    -           -          -       23,534       ($25,269)

Unrealized losses on available-for-sale securities     (21,737)          -          -            -       ($21,737)

Commitment to repurchase shares of treasury stock            -           -          -            -    ($1,317,500)

Net Loss 1999                                                -           -          -            -    ($8,331,171)

                                                    -----------  ----------  ---------  -----------  -------------
Balance, December 31, 1999                            ($21,737)  ($475,000)  ($90,625)           -      ($830,387)
                                                    ===========  ==========  =========  ===========  =============


Issuance of common stock for professional services           -           -          -            -   $     48,750

Issuance of common stock for acquisition of
 Nutrition Clubstores                                        -           -          -            -   $  2,778,750

Contributed capital                                          -           -          -            -   $  3,750,000

Sale of securities held for sale                        21,737           -          -            -   $     21,737

Net Loss as of March 31, 2000                                -           -          -            -      ($423,143)

                                                    -----------  ----------  ---------  -----------  -------------
Balance March 31, 2000                                       0    (475,000)   (90,625)           0      5,345,707
                                                    ===========  ==========  =========  ===========  =============


  SEE ACCOMPANYING ACCOUNTANTS REVIEW REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS

                  PART  II.     OTHER  INFORMATION  AND  SIGNATURES

                                                                     Signature

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

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

     For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-SB, as amended for the year ended December 31, 1998 and Form 10KSB, as amended for the year ended December 31, 1999.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-----------------------------------------------------------------------------

     (A) Revenue Recognition

         --------------------

     Nutrition Cafe charges a monthly membership fee for access to order products at discounted prices. Memberships are sold on a pay-as-you-go basis in one month increments. Members choose whether or not to continue their membership each month; no long term agreements are required. The membership fees are recognized as revenue in the month they are paid. Effective January 2000, the monthly membership fees have been eliminated. Management believes the increased revenues from allowing everyone who visits the site to place orders will offset the decrease in revenue from membership fees. Revenue for products ordered is recognized and an accrual for returns is posted when the product is shipped. To date returns of products sold has been immaterial. We believe the products we sell are of a high quality and our customers are knowledgeable enough about the products they purchase to ensure returns will continue to be immaterial. Therefore, no accrual for estimated returns has been made for these financial statements.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Cont'd)
--------------------------------------------------------------------------------

     Sales of our products offered through TrimFast, Inc. (weight loss bars, WCW bars, and Max Impact supplements) are sold utilizing food brokers, distributors and directly to vendors. We use brokers and distributors to identify new vendors, all sales are made directly to the vendor with the distributor or broker informed of any sales through their efforts. Because we ship to, invoice and receive payments directly from the end user, our policy is to record any returns against current sales. Due to the nature of the products offered, and customers ordering product conservatively, we have experienced no material product returns, therefore no accrual for returns have been made in these financial statements.

     Revenue for the Cooler Group is earned through rental of water coolers and delivery of water. A contract is signed for cooler rental and/or water delivery service, and is invoiced monthly. Revenue is recognized for cooler rental each month when invoiced and for water service based on usage when delivered.

     (B)  Accounts  Receivable  -  Other
          ------------------------------



     Components of A/R - Other is as follows:  12/31/99   3/31/99    3/31/00
                                              ---------  --------  ---------
      Millennium - related party              $ 279,250  $ 27,425  $ 281,251
      Due from Immmu/Immcel                           0  $ 50,000          0
      Other                                           0         0      2,040
                                              ---------  --------  ---------
                                              $ 279,250  $ 77,425  $ 283,291
                                              =========  ========  =========


     The receivable  from  Millennium  represents cash advances to an affiliated
     ---------------------------------------------------------------------------
     company during the year.
     ------------------------

     (C)     Inventory
     -----------------

     Components of inventory are as follows:  12/31/99   3/31/99   3/31/00
                                             ---------  --------  --------
      Finished Goods                         $ 224,784  $146,164  $834,680
      Product Components                        56,529    49,000    56,070
                                             ---------  --------  --------
        Total                                $ 281,313  $195,164  $890,750

     The Company performs quarterly inspections of inventory to identify expired or obsolete items. Any merchandise, which has past its expiration date, or has been deemed obsolete by management, is removed from inventory and written off. The March 31, 2000 inventory balance includes $410,885 in inventory acquired with Nutrition Clubstores.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

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



NOTE  3  -  MARVEL  LICENSE  AGREEMENT
--------------------------------------

On February 25, 2000 the Company executed a licensing agreement with Marvel Characters, Inc. to produce and market a childrens chewable Multi-Vitamin and mineral supplement of the character Spider-Man .

The license commences on March 1, 2000 and expires on December 1, 2001. The agreement includes a 9% royalty rate to be paid to Marvel on net sales with the following minimum royalty guarantees. $100,000 was paid at signing of the agreement and is posted to prepaid expenses and will be amortized over the life of the agreement. $50,000 to be paid on or before March 1, 2001.


NOTE  4  -  EQUITY  TRANSACTIONS
--------------------------------

A.  Issuance  of  Common  Stock

In March we issued 570,000 shares of our common stock for the acquisition of Nutrition Clubstores, Inc. (see Note 5) and 10,000 shares of our common stock in exchange for legal services associated with SEC filings. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.

B.   Additional Paid-In Capital

In February Michael Muzio contributed 500,000 shares of restricted stock of Insiderstreet.com, Inc. to the Company. The shares were valued at the $7.50 based on the quoted trading price on the date of contribution. The shares contributed are less than 20% of issued and outstanding shares of Insiderstreet.com, Inc. and is accounted for as a long-term investment.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)


NOTE  5  -  ACQUISITIONS
------------------------

On March 20, 2000 we acquired from Nutrition Superstores.com, Inc. all of the issued and outstanding shares of common stock in its wholly owned subsidiary, Nutrition Clubstores, Inc. The purchase price was $150,000 cash plus 570,000 shares of our common stock valued at $4.80 per share based average quoted trading price a few days before and after the announcement of the transaction based on EITF 95-19 for a total of $2,886,000, which includes approximately $5,000 in transaction costs. In addition, for a period beginning three months following the Closing and continuing for a period of twelve months thereafter, the Seller shall receive a royalty equal to three percent (3%) of the gross sales generated by the kiosks operated by Nutrition Clubstores, Inc. The number of shares issuable to the Seller of the Nutrition Clubstores, Inc. is subject to adjustment based upon the audited financial statements, which are to be provided by the sellers of Nutrition Clubstores, Inc. To the extent that the Nutrition Clubstores audited financial statements for February 29, 2000 show a net worth which is less than 85% of the unaudited financial statements, for every $5.00 reduction or portion thereof in net worth, Seller shall be entitled to receive one less share of common stock.

The acquisition will be accounted for under the purchase method. Subject to the completion of the Nutrition Clubstores audit, we anticipate allocating the purchase price of this acquisition as follows: inventory $410,885, fixed assets $367,848, goodwill $2,335,004 accounts payable $162,422 and notes payable $65,315. The allocation to goodwill would be reduced dollar for dollar to the extent of any downward adjustment of the purchase price based on the audit.

The goodwill balance will be amortized over 60 months. The Company will review the audited financial statements when received and adjust our books accordingly.

The $150,000 cash used in the acquisition was advanced to the Company by the principal stockholder.

NOTE  6  -  LITIGATION
----------------------

In early 1999, pursuant to a voluntary arrangement with the Food and Drug Administration, the Company's product, Revivarant, was recalled and removed from sale. Since the time of the recall, the Company has been subject to five known lawsuits and 3 claims relating to consumer use of the product. As of the date of this report, only one lawsuit has specified a dollar amount, that being, $400,000 of compensatory damages and $350,000 of punitive damages. Management has referred all lawsuits to the insurance carrier of its third party manufacturer, however, the Company has received notice from the insurance carrier denying all claims. Management intends to contest the claim denials.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

NOTE  6  -  LITIGATION  -  Continued
------------------------------------

The Company obtained its own insurance policy in May 1999 and believes it would not be covered under its own policy for these prior occurrences. With regard to any punitive damage claims, the Company intends to vigorously oppose any factual basis for imposition of punitive damages based upon research and efforts made prior to the distribution of the Revivarant product to determine its safety. The Company's management and outside legal counsel are unable to evaluate and determine the likely outcome of each cause of action. Accordingly, pursuant to the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 5, no liabilities have been accrued as of March 31, 2000 relating to the above matters. Any future liabilities required to be recorded pursuant to SFAS 5 will be recorded gross of any expected insurance recovery pursuant to SAB5:Y. The above litigation related to Revivarant may have an adverse effect on the Company's results of operations and financial condition.

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

NOTE  6  -  LITIGATION  -  Continued
------------------------------------

The action also seeks $100,000 for breach of fiduciary duty and $10,000,000 in punitive damages. An adverse judgment may have an adverse affect on the Company's results of operations and financial condition.

A lawsuit filed against the Company, its Chief Executive Officer, principal stockholder and certain affiliates demanding an excess of $790,000 in compensatory and punitive damages, alleges that the plaintiff had purchased approximately 22,000 shares of the Company's common stock for approximately $77,000, but has not received the same. On May 3, 2000 plaintiff offered to settle this matter whereby he would accept $95,750 and 20,000 shares of TrimFast Group, Inc. common stock. In addition, the settlement offer provides that the parties will enter into a joint stipulation for dismissal of the action and execution of a general release.

The Company is subject to various other lawsuits, investigations and claims primarily relating to amounts due to vendors which, in the opinion of management, arise in the normal course of conducting Company business. Appropriate amounts have been accrued at March 31, 2000. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such remaining proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

NOTE  7  -  SUBSEQUENT  EVENTS
------------------------------

A.  Convertible  Debenture.

On April 25, 2000 the Company entered into a convertible debenture agreement for a total of $3,000,000 due July 13, 2001 with interest at 12%. The proceeds will be used to open additional Nutrition Clubstores and produce and air the commercial spots for our WCW Ultra Energy Bars. On April 28, 2000 we received the first $1,000,000.

B.  Notice  of  Default

We have received notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings, a total of 15,000 preferred shares issued to these investors. The investors seek a total of $1,875,000 for the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated damages. The redemption requirement applies unless the Company has registered the Common Stock issuable upon conversion by the holders. The Company is unable to register the underlying common stock at this time because it cannot file a registration statement with the Securities and Exchange Commission that complies with the accountants' report requirements. The Company [was/is] required to cause a registration statement covering the shares to be declared effective before November, 2000. There can be no assurances that we will ever be in a position to file a registration statement that complies with the applicable requirements.

TRIMFAST  GROUP,  INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL  STATEMENT  PRESENTATION


RESULTS  OF  OPERATIONS.

March  31,  2000  as  compared  to  March  31,  1999

Sales for the three months ended March 31, 2000 were $225,431 as compared to $213,102 for three months ended March 31, 1999. Cost of sales declined from $161,098 as of March 31, 1999 to $112,329 as of March 31, 2000. This decline in cost of sales is a result of managements efforts to promote our higher margin products.

Our salaries and compensation increased from $85,271 for the three months ended March 31, 1999 to $151,314 for the three months ended March 31, 2000 for several reasons. The 1999 balance does not include compensation for Nutrition Cafe, which we opened in June 1999, or the Cooler Group, which we acquired in May
1999. This accounts for approximately 25% of the increase. The balance of the change relates to upgrading positions to handle the increased responsibilities associated with being a publicly traded company and additional support staff. Moreover, the employment market in Tampa has been highly competitive in 2000 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

Management believes that a significant boost to its revenues will be generated from its licensing agreement with World Championship Wrestling ("WCW"), once other wrestling stars agree to promote our energy bars. We intend to sell high nutrition, energy bars with the WCW logo and images of the various wrestling personalities. Both food brokers and retail stores have shown tremendous interest in the product. Although we have made shipments to small retailers, we anticipate that our shipments to large retailers will commence with the launch of our national advertising campaign, which we are attempting to reschedule production of. While there can be no assurance that the product will meet anticipated demand, management believes that the sale of the WCW energy bars will be a significant source of revenues for the Company.

We believe the acquisition of Nutrition Clubstores will have an immediate positive impact on the Company's cashflows and revenue stream. Prior to our acquisition, Nutrition Clubstores had a negative cashflow of approximately $10,000 per month. However, during our analysis of the company, we identified several areas where we believe they were operating inefficiently and implemented these changes immediately upon closing the deal. Based on our changes Nutrition Clubstores had a positive cashflow of approximately $5,000 for the eleven days we owned it in March. We have continued to implement other cost cutting measures including promoting our products in each location to increase margins and further changes to the management structure in each location which should continue to increase the positive cashflow each month.

For the three months ended March 31, 2000, we recorded $122,702 in professional fees. Approximately $50,000 represents non-cash issuance of common stock in exchange for legal services related to SEC filings. Approximately $42,000 were accounting costs associated with the year end audit and SEC filings. $20,000 relates to legal fees associated with various lawsuits described above.

Selling general and administrative expenses were $149,130 and $76,534 for the three months ended March 31, 2000 and 1999 respectively. During 2000, we spent approximately $68,000 on various trade shows to introduce and promote our WCW ultra energy bars.

Net loss for the three months ended March 31, 2000 was $423,143. Net loss for the three months ended March, 31 1999 was $369,740.


LIQUIDITY  AND  CAPITAL  RESOURCES.

March  31,  2000  as  compared  to  March  31,  1999

Total cash and cash equivalents as of March 31, 2000 were $73,762 as compared to $363,814 as of March 31, 1999.

We expended $150,000 in cash in March 2000 to acquire Nutrition Clubstores and incurred related transaction costs of approximately $5,000.

Trade receivables were $117,820 as of March 31, 2000 and $288,385 as of March 31, 1999 including $267,240 related to Cutting Edge that was written off in December 1999. The first quarter of 1999 was a transition period from the sales of Revivarant to our TrimFast line of products which did not reach the sales levels reached previously with Revivarant.

Inventory as of March 31, 2000 was $890,751 as compared to $195,164 as of March 31, 1999. The large increase in inventory is attributable to the acquisition of Nutrition Clubstores which had inventory of $410,885. Additionally, we increased our inventory of WCW ultra energy bars in January 2000 in anticipation of the production and airing of our commercial. Because of an injury to the wrestler we developed the ad campaign around, we are considering ad campaigns utilizing other wrestling personalities, but have made no firm commitment at this time.

Total current assets were $1,365,624 as of March 31, 2000 and $945,085 as of March 31, 1999 the increase is related to the increase in inventory and decline in trade receivables as discussed above.

Property and equipment increased from $1,417,381 on March 31, 1999 to $1,762,607 on March 31, 2000. The increase relates to the property and equipment we acquired with Nutrition Clubstores, consisting primarily of kiosks.

We also experienced a significant increase in liabilities. Accounts payable increased from $451,753 on March 31, 1999 to $1,060,045 on March 31, 2000. The
large increase is the result of our acquisition of Nutrition Clubstores which had approximately $160,000 in outstanding payables and our increase in payables associated with our WCW bars inventory build up which accounts for approximately $300,000 of the increase. Additionally, the 1999 payables balance does not include Nutrition Cafe and Cooler Group payables which are included in the 2000 balance of approximately $100,000.

Management believes that we have sufficient revenue and reserves to finance ongoing business activities.


Part  II.     Other  Information

Item  6  Exhibits

Exhibit  27


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrimFast  Group,  inc.

/s/  Michael  Muzio
----------------------------------------------
By:  Michael  Muzio,  President

Dated:  This  14th  day  of  June,  2000
              ----