Form 10QSB
period 2000-06-30
TRIMFAST GROUP INC
filed 2000-08-21
CIK 1089297

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

     Yes(X)               No( )


APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
----------------------------------------

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  Latest  practicable  date:     June  30,  2000


     CLASS                              Outstanding at June 30, 2000
----------------------------            ----------------------------
Common stock $.001 Par Value                     5,049,182

TRIMFAST  GROUP,  INC.  AND  SUBSIDIARIES

PART  I:         FINANCIAL  INFORMATION                                     PAGE
                                                                            ----

          Accountants  Review  Report                                          3

          Consolidated  Balance  Sheets  as  of
          June  30,  2000  and  1999  (Unaudited)
          and  December  31,  1999     (Audited)                               4


          Consolidated  Statements  of  Operations  for
          One  Year  Ending  December  31,  1999  (Audited)
          and  the  Three  and  Six  Month  Periods  Ending
          June  30,  2000  and  1999  (Unaudited)                              5


          Consolidated  Statement  of  Cash  Flows
          for  the  Six  Months  Ending  June  30,  2000
          and  1999  (Unaudited)                                               6


          Consolidated  Statement  of  Changes  in  Stockholders'
          Equity for the one year ended December 31, 1998 and 1999
          (Audited) and for the Six Months Ended June 30, 2000 (Unaudited)   7-8


          Notes  to  Consolidated  Financial  Statements
          (Unaudited)  as  of  June 30, 2000                                9-14



          Management  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                          15-16



PART II.         OTHER  INFORMATION  AND  SIGNATURES

          Signatures

                 JOHN P. SEMMENS CPA  A PROFESSIONAL CORPORATION
              24501 DEL PRADO SUITE A DANA POINT, CALIFORNIA 92629
                     TEL: (949) 496-8800 FAX: (949) 443-0642


August  18,  2000

Trimfast  Group,  Inc.
Tampa,  Fl.  33602


Gentlemen,

We have reviewed the accompanying balance sheet of Trimfast Group, Inc. as of June 30, 2000, and the related statements of income, retained earnings and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trimfast Group, Inc.

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


Respectfully  submitted,
/s/  John  P.  Semmens,  CPA

John  P.  Semmens  CPA

                                                      TRIMFAST GROUP, INC.
                                               INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999 (AUDITED) AND JUNE 30, 1999 AND 2000 (UNAUDITED)

                                               ASSETS
                                               ------
CURRENT ASSETS
                                                                            DECEMBER 31, 1999    JUNE 30, 1999    JUNE 30, 2000
                                                                                (AUDITED)         (UNAUDITED)      (UNAUDITED)
                                                                           -------------------  ---------------  ---------------
  Cash                                                                     $           35,858   $    1,060,975   $       10,902
  Short-term investments                                                                8,406   $       20,297   $            0
  Accounts Receivable- Trade                                                           88,281          295,618          131,483
  Accounts Receivable- Other                                                          279,250           80,988          286,441
  Inventory                                                                           281,313          126,501          477,969
                                                                           -------------------  ---------------  ---------------
     Total Current Assets                                                             693,108        1,584,379          906,795

PROPERTY AND EQUIPMENT - NET                                                        1,417,381          246,806        1,768,498
OTHER ASSETS
  Prepaid expenses                                                                     42,857                0           34,884
  Deposits                                                                             15,200           10,619          115,985
  Other long term investments                                                                                0        5,968,750
  Cash surrender value of life insurance                                               12,636            8,107           12,636
  Software - Net                                                                      210,814           40,000          213,355
  Goodwill - Net                                                                       52,754           58,616        2,619,234
                                                                           -------------------  ---------------  ---------------
     Total Other Assets                                                               334,261          117,342        6,746,094
                                                                           -------------------  ---------------  ---------------
TOTAL ASSETS                                                               $        2,444,750   $    1,948,527   $   11,640,137
                                                                           ===================  ===============  ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $          718,362   $      751,359   $    1,051,294
  Income taxes payable                                                                 20,600           20,600           20,600
  Notes and loans payable                                                             218,675          123,475        2,280,643
  Stock Repurchase Commitment                                                       1,317,500                0        1,472,500
  Convertible debentures                                                            1,000,000        1,000,000        2,000,000
                                                                           -------------------  ---------------  ---------------
     Total Current Liabilities                                                      3,275,137        1,895,434        6,825,036
LONG TERM LIABILITIES
  Notes and loans payable                                                                   0                0           63,718
                                                                           -------------------  ---------------  ---------------
     Total Long Term Liabilities                                                            0                0           63,718
                                                                           -------------------  ---------------  ---------------
TOTAL LIABILITIES                                                                   3,275,137        1,895,434        6,888,754
                                                                           -------------------  ---------------  ---------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Class A, $0.01 par value; 20,000,000 shares authorized
   0, 15,000 and 15,000 shares issued and outstanding as of June 30,
  1999,  December 31, 1999 and September 30, 2000 respectively                            150                0              150
  Preferred Stock, Class B, $0.01 par value;
    20,000,000 shares authorized; none issued and outstanding                               0                0                0
  Common Stock, $0.001 par value; 100,000,000 shares authorized
  4,501,682;  4,620,620 and 5,049,182 shares issued and outstanding as of
    December 31, 1999, June 30, 1999 and June 30, 2000 respectively                     4,501            4,621            5,049
  Common Stock to be issued (20,000 shares) as of December 31, 1999
    and June 30, 2000 and 0 as of June 30, 1999                                            20                0               20
  Additional Paid-in capital                                                        9,399,109        3,068,777       16,676,185
  Accumulated deficit                                                              (9,646,805)      (3,020,305)     (11,364,396)
  Other comprehensive loss                                                            (21,737)               0                0
  Less common stock subscriptions receivable                                          (90,625)               0          (90,625)
  Less common stock shares issued as security deposit                                (475,000)               0         (475,000)
                                                                           -------------------  ---------------  ---------------
     Total Stockholders' Equity                                                      (830,387)          53,093        4,751,383
                                                                           -------------------  ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        2,444,750   $    1,948,527   $   11,640,137
                                                                           ===================  ===============  ===============

                                                   TRIMFAST GROUP, INC.
                                       INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                    FOR THE ONE YEAR ENDED DECEMBER 31, 1999 (AUDITED)
                          AND THE THREE AND SIX MONTHS ENDED   JUNE 30, 1999 AND 2000 (UNAUDITED)

                                                        FOR THE ONE YEAR     FOR THE THREE MONTHS ENDED
                                                        DECEMBER 31, 1999   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                            (AUDITED)        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                        ------------------  --------------  --------------  --------------

NET SALES                                                         631,388         161,034         593,132         374,136

COST OF SALES                                                     396,072         141,848         708,006         303,378
                                                        ------------------  --------------  --------------  --------------

GROSS PROFIT                                                      235,316          19,186        (114,874)         70,758
                                                        ------------------  --------------  --------------  --------------

OPERATING EXPENSES

  Salaries and other compensation                               1,094,575         178,869         336,410         264,183
  Commissions                                                       5,235             765         152,965           2,565
  Depreciation and amortization                                    78,211           5,256          66,302           8,369
  Professional fees                                             5,513,080       1,183,291          88,144       1,435,589
  Bad debt expense                                                293,977               0           6,040               0
  Selling, general and administrative expenses                    975,931         312,334         372,981         388,868
  Travel and entertainment                                        149,908          75,280          26,365          78,008
                                                        ------------------  --------------  --------------  --------------
        Total Operating Expenses                                8,110,917       1,755,794       1,049,206       2,177,583
                                                        ------------------  --------------  --------------  --------------

INCOME FROM OPERATIONS                                         (7,875,601)     (1,736,609)     (1,164,080)     (2,106,825)
                                                        ------------------  --------------  --------------  --------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                (1,957)              0               0               0
  Unrealized gain on sale of trading securities - net             (21,737)              0               0               0
  Gain on sale of equipment                                         2,250               0               0               0
  Write-off of leasehold improvements                              (2,476)              0               0               0
  Interest expense                                               (302,408)              0               0               0
                                                        ------------------  --------------  --------------  --------------
        Total Other Income (Expense)                             (326,328)              0               0               0
                                                        ------------------  --------------  --------------  --------------

                                                        ------------------  --------------  --------------  --------------
NET INCOME/ (LOSS)                                             (8,201,929)     (1,736,609)     (1,164,080)     (2,106,825)
                                                        ==================  ==============  ==============  ==============
EXTRAORDINARY ITEM
  Loss on extinguishment of debt                                 (150,979)              0               0               0
  Loss on repurchase commitment

                                                        ------------------  --------------  --------------  --------------
NET LOSS                                                       (8,352,908)     (1,736,609)     (1,164,080)     (2,106,825)
                                                        ==================  ==============  ==============  ==============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTETD                                                 (2.02)          (0.40)          (0.23)          (0.56)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED                        4,119,893       4,370,977       5,091,934       3,751,859


                                                 FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 2000
                                                         (UNAUDITED)
                                                        --------------

NET SALES                                                     814,298

COST OF SALES                                                 827,077
                                                        --------------

GROSS PROFIT                                                  (12,779)
                                                        --------------

OPERATING EXPENSES

  Salaries and other compensation                             486,490
  Commissions                                                 154,850
  Depreciation and amortization                               101,174
  Professional fees                                           211,057
  Bad debt expense                                              6,040
  Selling, general and administrative expenses                525,465
  Travel and entertainment                                     94,930
                                                        --------------
        Total Operating Expenses                            1,580,005
                                                        --------------

                                                        --------------
INCOME FROM OPERATIONS                                     (1,592,784)
                                                        --------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net            (7,776)
  Unrealized gain on sale of trading securities - net               0
  Gain on sale of equipment                                         0
  Write-off of leasehold improvements                               0
  Interest expense                                                  0
                                                        --------------
        Total Other Income (Expense)                           (7,776)
                                                        --------------

                                                        --------------
NET INCOME/ (LOSS)                                         (1,600,560)
                                                        ==============
EXTRAORDINARY ITEM
  Loss on extinguishment of debt                                    0
  Loss on repurchase commitment                              (155,000)
                                                        --------------
NET LOSS                                                   (1,755,560)
                                                        ==============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTETD                                             (0.33)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED                    4,857,514


See Accompanying Notes to Consolidated Financial Statements.

                                  TRIMFAST GROUP, INC.
                      INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000  (UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 1999   JUNE 30, 2000
                                                          (UNAUDITED)     (UNAUDITED)
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         (2,106,825)     (1,755,560)
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depreciation and amortization                                8,369         101,174
    Issuance of common stock for professional services       1,312,340          48,750
    Increase in repurchase commitment                                0         155,000
  Changes in operating assets and liabilities
  (Increase) decrease in :
    Accounts receivable                                        (18,717)        (43,202)
    Prepaid expenses                                                 0           7,973
    Inventory                                                   62,236        (196,656)
  Increase (decrease) in :
    Accounts payable and other liabilities                     125,592         332,932
                                                         --------------  --------------
      Total adjustments                                      1,489,820         412,011
                                                         --------------  --------------
  Net cash (used in) provided by operating activities         (617,005)     (1,343,549)
                                                         --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in :
    Short term investments                                      (5,000)          8,406
    Due from employees                                           5,800          (7,191)
    Property and equipment                                    (230,151)       (207,492)
    Due from affiliate                                           5,945               0
    Deposits                                                         0        (100,785)
                                                         --------------  --------------
  Net cash (used in) provided by investing activities         (223,406)       (307,062)
                                                         --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                 1,051,375       1,262,243
    Proceeds from issuance of common stock                     744,370               0
    Due to stockholder/ officer                                      0         363,413
                                                         --------------  --------------
  Net cash provided by (used in) financing activities        1,795,745       1,625,655
                                                         --------------  --------------

CHANGE IN CASH AND CASH EQUIVALENTS                            955,334         (24,956)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  105,641          35,858
                                                         --------------  --------------

                                                         --------------  --------------
CASH AND CASH EQUIVALENTS - PERIOD END                       1,060,975          10,902
                                                         ==============  ==============


                                                  TRIMFAST GROUP, INC.
                                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                          FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 AND 1999 (AUDITED)
                                   AND THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                  COMMON STOCK AND COMMON  ADDITIONAL
                                                     STOCK TO BE ISSUED      PAID-IN  PREFERRED STOCK ISSUED  ACCUMULATED
                                                      SHARES     AMOUNT      CAPITAL     SHARES  AMOUNT         DEFICIT
                                                    ----------  --------  -------------  ------  -------  -------------
BALANCE JANUARY 1, 1998                             1,286,625   $ 1,287          ($287)       -        -     ($151,846)

Issuance of common stock for cash                      63,924   $    64   $    187,736        -        -             -

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                  19,500   $    19   $     39,981        -        -             -

HLHK equity at August 12, 1998                        817,749   $   818   $    441,083        -        -    (1,122,218)

Reclassification pursuant to recapitalization               -         -    ($1,122,218)       -        -     1,122,218

Common stock issued to employees                          500         -              -        -        -             -

Common stock issued to attorney for services            5,000   $     5            ($5)       -        -             -

Common stock issued in exchange for debt of HLHK
   principal stockholder                               75,000   $    75   $    491,123        -        -             -

Issuance of common stock in exchange for
   stockholder loans                                   70,358   $    70   $    126,574        -        -             -

Compensation to principal stockholder                       -         -   $    762,000        -        -             -

Purchase of treasury stock at cost                          -         -              -        -        -             -

Net income 1998                                             -         -              -        -        -      (739,974)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance, December 31, 1998                          2,338,656   $ 2,338   $    925,987        -        -     ($891,820)
                                                    ----------  --------  -------------  ------  -------  -------------

Issuance of common stock for cash                   1,058,005   $ 1,058   $  1,659,817        -        -             -

Issuance of common stock in exchange for
  consulting and other professional services          918,300   $   918   $  4,744,143        -        -             -

Issuance of common stock to employees                 104,900   $   105   $    500,075        -        -             -

Issuance of convertible debentures                          -         -   $    250,000        -        -             -

Issuance of Preferred Stock                                 -         -   $  1,874,901   15,000      150      (375,011)

Issuance of common stock option                             -         -   $    413,780        -        -             -

Return of common stock in repayment of debt           (50,000)     ($50)     ($399,950)       -        -             -

Issuance of common stock as a security deposit for
inventory line of credit                              100,000   $   100   $    474,900        -        -             -

Issuance of common stock in exchange for loans         51,821   $    52   $    272,956        -        -             -

Purchase and sale of treasury stock - net                   -         -              -        -        -       (48,803)

Unrealized losses on available-for-sale securities          -         -              -        -        -             -

Commitment to repurchase shares of treasury stock           -         -    ($1,317,500)       -        -             -

Net Loss 1999                                               -         -              -        -        -    (8,331,171)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance, December 31, 1999                          4,521,682   $ 4,521   $  9,399,109   15,000  $   150   ($9,646,805)
                                                    ==========  ========  =============  ======  =======  =============


Issuance of common stock for professional services     10,000   $    10   $     48,740        -        -             -

Reclass converted Preferred stock to liabilities            -         -    ($1,500,030)       -        -             -

Issuance of common stock for acquistion of
 Nutrition Clubstores                                 570,000   $   570   $  2,778,180        -        -             -

Return of common stock from cancelled contracts       (40,000)     ($40)      ($37,929)       -        -        37,969

Securities issued for acquisitioin of Max Muscle        7,500   $     8   $     19,365        -        -             -

Contributed capital                                         -         -   $  3,750,000        -        -             -

Long term investment mark to market                         -         -   $  2,218,750        -        -             -

Sale of securities held for sale                            -         -              -        -        -             -

Net Loss as of June 30, 2000                                -         -              -        -        -    (1,755,560)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance June 30, 2000                               5,069,182   $ 5,069   $ 16,676,185   15,000  $   150  ($11,364,396)
                                                    ==========  ========  =============  ======  =======  =============


                                                                 SHARES ISSUED
                                                  SUBSCRIPTIONS  AS A SECURITY  SHARES   TREASURY
                                                     RECEIVABLE    DEPOSIT    ADVANCED     STOCK         TOTAL
                                                    ------------  ----------  ---------  ----------  -------------
BALANCE JANUARY 1, 1998                                       -                      -           -      ($150,846)

Issuance of common stock for cash                             -                      -           -   $    187,800

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                         -                      -           -   $     40,000

HLHK equity at August 12, 1998                                -                      -           -      ($680,317)

Reclassification pursuant to recapitalization                 -                      -           -   $          0

Common stock issued to employees                              -                      -           -   $          0

Common stock issued to attorney for services                  -                      -           -   $          0

Common stock issued in exchange for debt of HLHK
   principal stockholder                                      -                      -           -   $    491,198

Issuance of common stock in exchange for
   stockholder loans                                          -                      -           -   $    126,644

Compensation to principal stockholder                         -           -          -           -   $    762,000

Purchase of treasury stock at cost                            -                      -     (23,534)      ($23,534)

Net income 1998                                               -                      -           -      ($739,974)

                                                    ------------  ----------  ---------  ----------  -------------
Balance, December 31, 1998                                    -           -          -    ($23,534)  $     12,971
                                                    ------------  ----------  ---------  ----------  -------------

Issuance of common stock for cash                             -           -    (90,625)          -   $  1,570,250

Issuance of common stock in exchange for
  consulting and other professional services                  -           -          -           -   $  4,745,061

Issuance of common stock to employees                         -           -          -           -   $    500,180

Issuance of convertible debentures                            -           -          -           -   $    250,000

Issuance of Preferred Stock                                   -           -          -           -   $  1,500,040

Issuance of common stock option                               -           -          -           -   $    413,780

Return of common stock in repayment of debt                   -           -          -           -      ($400,000)

Issuance of common stock as a security deposit for
inventory line of credit                                      -    (475,000)         -           -   $          0

Issuance of common stock in exchange for loans                -           -          -           -   $    273,008

Purchase and sale of treasury stock - net                     -           -          -      23,534       ($25,269)

Unrealized losses on available-for-sale securities      (21,737)          -          -           -       ($21,737)

Commitment to repurchase shares of treasury stock             -           -          -           -    ($1,317,500)

Net Loss 1999                                                 -           -          -           -    ($8,331,171)

                                                    ------------  ----------  ---------  ----------  -------------
Balance, December 31, 1999                             ($21,737)  ($475,000)  ($90,625)          -      ($830,387)
                                                    ============  ==========  =========  ==========  =============


Issuance of common stock for professional services            -           -          -           -   $     48,750

Reclass converted Preferred stock to liabilities              -           -          -           -    ($1,500,030)

Issuance of common stock for acquistion of
 Nutrition Clubstores                                         -           -          -           -   $  2,778,750

Return of common stock from cancelled contracts               -           -          -           -   $          0

Securities issued for acquisitioin of Max Muscle              -           -          -           -   $     19,373

Contributed capital                                           -           -          -           -   $  3,750,000

Long term investment mark to market                           -           -          -           -   $  2,218,750

Sale of securities held for sale                         21,737           -          -           -   $     21,737

Net Loss as of June 30, 2000                                  -           -          -           -    ($1,755,560)

                                                    ------------  ----------  ---------  ----------  -------------
Balance June 30, 2000                               $         0   ($475,000)  ($90,625)  $       0   $  4,751,383
                                                    ============  ==========  =========  ==========  =============

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)


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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-----------------------------------------------------------------------------

(A)     Revenue  Recognition
        --------------------

Revenue for products ordered through our website NutritionCafe.com is recognized and an accrual for returns is posted when the product is shipped. To date returns of products sold has been immaterial. We believe the products we sell are of a high quality and our customers are knowledgeable enough about the products they purchase to ensure returns will continue to be immaterial. Therefore, no accrual for estimated returns has been made for these financial statements.

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Cont'd)
--------------------------------------------------------------------------------

(A)     Revenue  Recognition  -  (Cont'd)

Revenue for the Cooler Group is earned through rental of water coolers and delivery of water. A contract is signed for cooler rental and/or water delivery service, and is invoiced monthly. Revenue is recognized for cooler rental each month when invoiced and for water service based on usage when delivered.

(B)     Accounts  Receivable  -  Other
        ------------------------------

Components of A/R - Other is as follows:  12/31/99    6/30/99    6/30/00
                                          --------    -------    -------
     Millennium  -  related  party        $279,250    $28,058   $281,251
     Due  from  Immmu/Immcel                     0    $50,000          0
     Other                                       0          0      5,190
                                          --------    -------   --------
                                          $279,250    $77,425   $286,441
                                          ========    =======   ========

The receivable from Millennium represents cash advances to an affiliated company during the year.

(C)     Inventory
        ---------

Components of inventory are as follows:  12/31/99    6/30/99    6/30/00
                                         --------    -------    -------

     Finished  Goods                     $224,784   $125,410   $445,375
     Product  Components                   56,529      1,091     32,594
                                         --------   --------   --------
          Total                          $281,313   $126,501   $477,969
                                         ========   ========   ========


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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)


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


NOTE  3  -  EQUITY  TRANSACTIONS
--------------------------------

A.  Common  Stock

In May we canceled 20,000 shares of the Company's common stock that was returned as a result of our cancellation of the consulting contract from 1999. In June we canceled 20,000 shares of the Company's common stock that was returned as a result of our cancellation of the consulting contract from 1999. In June we issued 7,500 shares of the Company's common stock in accordance with the asset purchase agreement with Max Muscle (See Note 4 (B)). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did not involve a public offering.


B.  Convertible  Debenture.

On April 25, 2000 the Company entered into a convertible debenture agreement for a total of $3,000,000 due July 13, 2001 with interest at 12%. The proceeds will be used to open additional Nutrition Clubstores and produce and air the commercial spots for our WCW Ultra Energy Bars. On April 28, 2000 we received the first $1,000,000.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)


NOTE  3  -  EQUITY  TRANSACTIONS  -  Cont'd
-------------------------------------------

C.  Notice  of  Default

We have received notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings, a total of 15,000 preferred shares issued to these investors. The investors seek a total of $1,875,000 for the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated damages. The redemption requirement applies unless the Company has registered the Common Stock issuable upon conversion by the holders. The Company is unable to register the underlying common stock at this time because it cannot file a registration statement with the Securities and Exchange Commission that complies with the accountants' report requirements. The Company was required to cause a registration statement covering the shares to be declared effective before November, 2000. There can be no assurances that we will ever be in a position to file a registration statement that complies with the applicable requirements. (See
Note  5)

NOTE  4  -  ACQUISITIONS
------------------------

(A) -  Nutrition  Clubstores

In June, we received audited financial statements for Nutrition Clubstores as of February 29, 2000 as required in our acquisition agreement. We are reviewing the statements and have been discussing them with the previous owners to determine the most appropriate way to complete the transaction.

(B)  -  Max  Muscle

On June 9, 2000 we acquired all of the assets of the business named Max Muscle, a retail location in Tampa, Florida. The purchase price was $35,000 cash plus 7,500 shares of our common stock valued at $2.56 per share based average quoted trading price a few days before and after the transaction based on EITF 95-19 for a total of $54,200, which includes approximately $100 in transaction costs.

The acquisition will be accounted for under the purchase method. The allocation of the purchase price of this acquisition is as follows: inventory $26,000, fixed assets $20,000, goodwill $8,200. The goodwill balance will be amortized over 60 months.

The $35,000 cash used in the acquisition was advanced to the Company by the principal stockholder.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)


NOTE  5  -  LITIGATION
----------------------

The Company is subject to a course of action premised on a Letter of Agreement between the two parties whereby the Plaintiff alleges the Company committed to purchase 155,000 shares of the Company's common stock at a stipulated price. The second count of the action is a mortgage foreclosure action, which is based upon an alleged lien upon real property that is to have collateralized the Agreement. The Company has filed a motion to dismiss the complaint because the Agreement sued upon call for arbitration in the event of dispute. The Company also filed a motion to dismiss the mortgage foreclosure action since the cause of action is premised upon documents that cannot be recorded. On July 18, 2000 the Company entered into a settlement agreement whereby we agreed to execute a secured promissory note in the total amount of $620,000 at a 7% per annum simple interest which is due on or before July 31, 2001. In exchange, the Plaintiff will return 53,000 shares of the Company's common stock and dismiss all claims alleged in this case.

A lawsuit filed against the Company, its Chief Executive Officer, principal stockholder and certain affiliates demanding an excess of $790,000 in compensatory and punitive damages, alleges that the plaintiff had purchased approximately 22,000 shares of the Company's common stock for approximately $77,000, but has not received the same. On May 3, 2000 plaintiff offered to settle this matter whereby he would accept $95,750 and 20,000 shares of TrimFast Group, Inc. common stock. In addition, the settlement offer provides that the parties will enter into a joint stipulation for dismissal of the action and execution of a general release. On July 31, 2000 the parties signed a joint stipulation for dismissal with prejudice order releasing all claims based on a settlement that was reached. The case was settled by Mr. Muzio and Mr. Goelo personally, and has no impact on the Company.

The Company is subject to various other lawsuits, investigations and claims primarily relating to amounts due to vendors which, in the opinion of management, arise in the normal course of conducting Company business. Appropriate amounts have been accrued at June 30, 2000. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such remaining proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

Sheri Peck v. Trimfast Group, Inc., et al. Case No.1:99CV374) During June, we negotiated a settlement whereby we agree to pay $3,000 cash and 10,000 shares of the Company's restricted common stock. We have instructed our attorney to accept the settlement and anticipate the resolution of this case during August 2000.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                               As of June 30, 2000
                                   (Unaudited)


NOTE  5  -  LITIGATION  (Cont'd)
--------------------------------

Cranshire Capital, LP, S. Robert Productions, LLC, and The DOTCOM Fund, LLC vs TrimFast Group, Inc. (case number 00C3510) On June 9, 2000 the a lawsuit was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division against the Company for (i) breach of contract for failing to file the required registration statement with the SEC and (ii) pay liquidated damages arising from its failure to file the required registration statement; (iii) confirm receipt of the investors' redemption notices and (iv) redeem the investors preferred stock. The suit seeks damages of an unspecified amount exceeding $75,000.

NOTE  6  -  SUBSEQUENT  EVENTS
------------------------------

On July 21, 2000 the Company entered into a settlement with Slim-fast Foods Co. on their claim of patent infringement. The settlement allows TrimFast to continue selling our weight loss pills under the TrimFast name, but restricts us from selling weight loss bars labeled with the TrimFast name after current inventory is sold or September 20, 2000, at which time the Company agreed to provide Slim-fast an affidavit attesting to the destruction of any remaining bars.

Mark Sansom vs. InsiderStreet.com, Inc., TrimFast Group, Inc. Florida Atlantic Stock Transfer, Inc. Michael J. Muzio (Case No. 000904440). In an action filed in the Third Judicial District Court for Salt Lake City, Utah. The complaint is a multi-count complaint and alleges that the signature of Mark Sansom contained on a rescission agreement in connection with a consulting agreement for 300,000 shares of the Companys' common stock is not genuine. Plaintiff also alleges conversion on the part of TrimFast and wrongful refusal to register/transfer the shares. Mr. Sansom has also filed a breach of contract count against Mr. Muzio for failing to purchase 36,000 shares of TrimFast common stock at a price of $7.00 per share.

TRIMFAST  GROUP,  INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL  STATEMENT  PRESENTATION


RESULTS  OF  OPERATIONS.

June  30,  2000  as  compared  to  June  30,  1999

Sales for the six months ended June 30, 2000 were $814,298 as compared to $374,136 for six months ended June 30, 1999. Cost of sales increased from $303,378 as of June 30, 1999 to $827,077 as of June 30, 2000. This increase in cost of sales is a result of our acquisition of Nutrition Clubstores and the lower margins on the products in inventory we acquired. Additionally, we felt the inventory levels carried in each store were too high, and decided to discount prices on items we decided not to carry any longer. We also reduced prices to help make room for our own line of products which we anticipate introducing during August 2000.

Our salaries and compensation increased from $264,183 for the six months ended June 30, 1999 to $486,490 for the six months ended June 30, 2000 for several reasons. The 1999 balance does not include a full 3 months compensation for Nutrition Caf , which we opened in June 1999, or the Cooler Group, which we acquired in May 1999. The largest portion of the June 2000 balance is from salaries and wages for Nutrition Clubstores employees. During the quarter we dramatically changed the pay structure for all employees and terminated the higher paid salaried employees, however, it took several months to fully implement our plan. The balance of the change relates to upgrading positions at the corporate level to handle the increased responsibilities associated with being a publicly traded company and additional support staff. Moreover, the employment market in Tampa has been highly competitive in 2000 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

For the six months ended June 30, 2000, we recorded $211,057 in professional fees as compared to $ 1,435,589 for the six months ended June 30, 1999. Approximately $50,000 represents non-cash issuance of common stock in exchange for legal services related to SEC filings. Approximately $60,000 were for legal fees associated with various lawsuits. Approximately $75,000 were accounting costs associated with the year end audit and SEC filings. Of the remaining balance, approximately $5,000 was paid for filing fees associated with SEC filings and approximately $8,000 was paid to various business consultants.

Selling general and administrative expenses were $525,465 and $388,981 for the six months ended June 30, 2000 and 1999 respectively. The increase is related to the additional locations associated with Nutrition Clubstores.

Net loss for the six months ended June 30, 2000 was $1,755,560. Net loss for the six months ended March, 31 1999 was $2,106,825.

LIQUIDITY  AND  CAPITAL  RESOURCES.

June  30,  2000  as  compared  to  June  30,  1999

Total cash and cash equivalents as of June 30, 2000 were $10,902 as compared to $1,060,975 as of June 30, 1999. The June 1999 cash balance is artificially inflated as a result of the convertible debenture proceeds that had just been received prior to the report date.

Trade receivables were $131,483 as of June 30, 2000 and $295,618 as of June 30, 1999 including $267,240 related to Cutting Edge that was written off in December 1999.

Inventory as of June 30, 2000 was $477,969 as compared to $126,501 as of June 30, 1999. The large increase in inventory is attributable to the acquisition of Nutrition Clubstores, the build up in inventory for Nutrition Caf which opened in June 1999 and was not fully stocked with inventory as of June 30, 1999. Additionally, the June 2000 inventory balance includes an adjustment to reduce inventory by approximately $175,000 from that reported for March 31, 2000 based on the audited financial statements we received in June. Goodwill was increased to offset the inventory reduction until final resolution of the entire financial statements can be completed and an adjusted purchase price is agreed upon.

Total current assets were $906,795 as of June 30, 2000 and $1,584,379 as of June 30, 1999 the change is related to the increase in inventory and decline in trade receivables and cash as discussed above.

Property and equipment increased from $246,806 on June 30, 1999 to $1,768,498 on June 30, 2000. The largest asset we acquired is the building used for Nutrition Caf and warehouse facility and the assets acquired with Nutrition Clubstores. To a lesser amount, the increase is the result of assets purchased to run Nutrition Caf and the Cooler Group.

We also experienced a significant increase in liabilities. Accounts payable increased from $751,359 on June 30, 1999 to $1,051,294 on June 30, 2000. The
large increase is the result of our acquisition of Nutrition Clubstores which had approximately $300,000 in outstanding payables as of June 30, 2000.

Management believes that we have sufficient revenue and reserves to finance ongoing business activities.

Part  II.     Other  Information

Item  6  Exhibits

Exhibit  27


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrimFast  Group,  inc.

/s/  John Troy
----------------------------------------------
By:  John Troy,  CFO

Dated:  This   21 st  day  of  August,  2000
              ------