Form 10-Q
period 1999-03-31
TRIMFAST GROUP INC
filed 2000-08-30
CIK 1089297

                                SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                            FORM 10-QSB/A
                                           Amendment No. 1

   (X)     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
           EXCHANGE  ACT  OF  1934

   ( )    TRANSACTION  REPORT  UNDER  SECTION  14  OR  15(D)  OF THE EXCHANGE ACT

                   For  the  transition  period  from  --------  to    ---------

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
          - --------------------------------------------------------------------------------
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

                                      Yes(X)               No  (  )

                            APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
                           - ----------------------------------------

           State the number of shares outstanding of each of the issuer's classes of common
              equity,  as  of  the Latest  practicable  date:     March  31,  2000

                     CLASS                              Outstanding  at  March  31,  2000
          - ---------------------------------             ---------------------------------
            Common  stock  $.001  Par  Value                         5,101,682

 TRIMFAST  GROUP,  INC.  AND  SUBSIDIARIES

PART  I:     FINANCIAL  INFORMATION                                                        PAGE

          Accountants Review Report                                                          3

          Consolidated  Balance  Sheets  as  of
          March  31,  2000  and  1999  (Unaudited)
          and  December  31,  1999     (Audited)                                             4

          Consolidated  Statements  of  Operations  for
          the  Three  Month  Periods  March  31,  2000
          and  1999  (Unaudited)                                                             5

          Consolidated  Statement  of  Cash  Flows
          for  the  Three  Months  Ended  March  31,  2000
          and  1999  (Unaudited)                                                             6

          Consolidated  Statement  of  Changes  in
          Stockholders' Equity  for  the  one  year  ended
          December  31,  1998  and  1999  (Audited)  and
          for  the Three Months Ended March 31, 2000 (Unaudited)                            7-8

          Notes  to  Consolidated  Financial  Statements
          (Unaudited)  as  of  March  31,  2000                                             9-14

          Management  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                                           15-17

                 JOHN P. SEMMENS CPA  A PROFESSIONAL CORPORATION
              24501 DEL PRADO SUITE A DANA POINT, CALIFORNIA 92629
                     TEL: (949) 496-8800 FAX: (949) 443-0642

August 28,  2000

Trimfast  Group,  Inc.  Tampa,  Fl.  33602

Gentlemen,

We  have  reviewed the accompanying balance sheet of Trimfast Group, Inc.  as of March 31, 2000, and the related statements of income, retained earnings and cashflows  for  the  three  months  then  ended,  in accordance  with Statements on Standards for Accounting and Review Services issued by the American Institute of
Certified  Public  Accountants.  All  information  included  in  these financial statements  is  the representation of  the  management of Trimfast Group, Inc.

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

                       3

       TRIMFAST GROUP, INC.
      INTERIM CONSOLIDATED BALANCE SHEET
   AS OF MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)

                          ASSETS

CURRENT ASSETS                                             Audited                Unaudited             Unaudited
Accounts Receivable Trade                            December 31, 1999        March 31, 1999        March 31, 2000
                                                     ------------------       ---------------       --------------
Cash                                                        35,858                  363,814                 73,762
Short-term investments                                       8,406                   20,297                      0
Accounts Receivable- Trade                                  88,281                  288,385                117,820
Accounts Receivabe-Other                                   279,250                   77,425                283,291
Inventory                                                  281,313                  195,164                890,751
                                                        -----------               -----------            ------------
 Total Current Assets                                      693,108                  945,164              1,365,624

PROPERTY AND EQUIPMENT - NET                             1,417,381                   30,292              1,762,607

OTHER ASSETS
Prepaid expenses                                            42,857                  29,880                  42,857
Deposits                                                    15,200                  10,619                 115,200
Other long term investments                                      0                       0               3,687,500
Cash surrender value of life insurance                      12,636                   8,107                  12,636
Software - Net                                             210,814                       0                 208,670
Goodwill - Net                                              52,754                       0               2,423,861
                                                         -----------              -----------           ------------
Total Other Assets                                         334,261                  48,606               6,490,725
                                                         -----------              -----------           ------------

TOTAL ASSETS                                             2,444,750               $1,023,983             $9,618,956
                                                         -----------            ------------           -------------
                                                         -----------            ------------           -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                     $718,362                 $451,753             $1,060,045
Income taxes payable                                       $20,600                  $20,600                 20,600
Notes and loans payable                                    218,675                   71,600                937,604
Stock repurchase commitment                              1,317,500                        0              1,433,750
Convertible debentures                                   1,000,000                        0              1,000,000
                                                        -----------                  -----------        ------------
  Total Current Liabilities                              3,275,137                  543,953              4,451,999
                                                        -----------                  -----------        ------------

TOTAL LIABILITIES                                        3,275,137                  543,953              4,451,999
                                                        -----------                  -----------        ------------
STOCKHOLDERS' EQUITY
Preferred Stock, Class A, $ 0.01 par value; 20,000,00
shares authorized; 0 and 15,000 shares issued and outstanding
as of March 31, 2000                                           150                       0                   150
Preferred Stock, Class B, $ 0.01 par value;
20,000,000 shares authorized; none issued and outstanding        0                       0                     0
Common Stock, $0.001 par value; 100,000,000 shares authorized
4,521,682 and 4,000,870 and 5,101,682 shares issued and outstanding as of December 31, 1999, March 31, 1999 and March 31, 2000
respectively                                                 4,521                   4,001                  5,101
Additional Paid-in capital                               9,399,109               1,752,783             15,913,529
Accumulated deficit                                     (9,646,805)             (1,253,220)           (10,186,199)
Other comprehensive loss                                   (21,737)
Less cost of Treasury Stock                                                        (23,534)
Less common stock shares issued as security deposit       (475,000)                      0               (475,000)
Less common stock advanced                                 (90,625)                      0                (90,625)
                                                           ----------              ----------            -----------
  Total Stockholders' Equity                              (830,387)                480,030               5,166,956
                                                           ----------              ----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,444,750              $1,023,983               $9,618,956
                                                        ------------            -----------              -----------
                                                        ------------            -----------              -----------
      See Accompanying Notes to Consolidated Financial Statements

                4

                                            TRIMFAST GROUP, INC.
                                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                        For the Three            For the Three
                                                         Months Ended            Months Ended
                                                        March 31, 1999          March 31, 2000
                                                       -----------------       ----------------
NET SALES                                                    213,102                225,431

COST OF SALES                                                161,098                112,329
                                                            ---------              ---------
GROSS PROFIT                                                  52,005                113,102
                                                            ---------              ---------
OPERATING EXPENSES

Salaries and other compensation                                85,271               151,314
Commissions                                                     1,800                 1,885
Depreciation and amortization                                   3,113                34,872
Professional fees                                             252,298               122,702
Bad debt expenses
Selling, general and administrative expenses                76,534               149,130
Travel and entertainment                                        2,729                68,565
                                                            ----------             ---------
  Total Operating Expenses                                    421,745               528,468
                                                             ---------             ---------

INCOME FROM OPERATIONS                                      (369,740)             (415,366)
                                                             ---------             ---------
OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                 0               (7,777)
                                                             ---------             --------
   Total Other Income (Expense)                                     0               (7,777)
                                                             ---------             --------
NET INCOME/ (LOSS)
                                                             (369,740)            (423,143)
                                                             ---------            ---------
EXTRAORDINARY ITEM
  Loss on repurchase commitment                                     0             (116,250)
                                                             --------             ---------
NET LOSS                                                     (369,740)            (589,393)
                                                             ---------             --------
                                                             ---------             --------
NET INCOME/ (LOSS) PER COMMON SHARE - BASIC                    (0.09)                (0.12)

WEIGHTED AVERAGE COMMON                                      4,000,870            4,597,836
  SHARES OUTSTANDING - BASIC AND DILUTIVE

                                              5
                                   Trim Fast Group, Inc.
                             Consolidated Statements of Cash Flows
                For the three Months ended March 31, 2000 and 1999 (Unaudited)

                                                                  For the Three         For the Three
                                                                   Months Ended          Months Ended
                                                                 March 31, 1999         March 31, 2000
                                                                    (Unaudited)           (Unaudited)
                                                                ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                      (369,740)         (539,393)
  Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
   Depreciation and amortization                                            3,113            34,872
   Issuance of common stock for professional services                     324,796            48,750
   Increase in repurchase commitment                                            0           116,250
Changes in operating assets and liabilities
(Increase) decrease in :
    Accounts receivable                                                    (7,920)         (33,581)
    Prepaid expenses                                                      (29,880)               0
    Inventory                                                              (6,427)        (609,438)
Increase (decrease) in :
    Accounts payable and other liabilities                               (174,014)          341,683
                                                                         ---------         ---------
       Total adjustments                                                  109,668          (178,964)
                                                                         --------          ---------
   Net cash (used in) provided by operating activities                   (260,072)         (640,857)
                                                                         --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in :
      Short term investments                                               (5,000)            8,406
      Due from employees                                                    5,800                 0
      Property and equipment                                                    0            (2,672)
      Due from affiliate                                                    5,945                 0
      Deposits                                                                  0          (100,000)
                                                                         ---------         ---------
      Net cash (used in) provided by investing activities                   6,745           (94,266)
                                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                (500)          171,899
     Proceeds from issuance of common stock                               512,000                 0
     Due to stockholder/ officer                                                0           601,128
                                                                         ---------         ---------
     Net cash provided by (used in) financing activities                  511,500           773,027
                                                                         ---------         ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                        258,173           37,904

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              105,641           35,858
                                                                         ---------         ---------
CASH AND CASH EQUIVALENTS - PERIOD END                                     363,814           73,762
                                                                         ---------         ---------

                                            6
                                   TRIMFAST GROUP, INC.
                    INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
            FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 and 1999 (Audited)
                   AND THE THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)

                                             Common Stock and Common
                                                                             Additional                                                                          Shares Issued
                                                 Stock to be Issued           Paid-In        Preferred Stock   Isued            Accumulated      Subscriptions     as a Security     Shares          Treasury
                                                 Shares        Amount          Capital          Shares         Amount            Deficit         Receivable        Deposit        Advanced            Stock                Total
                                                -----------   -----------    ------------     ------------    -----------      -------------     ------------     -----------    -----------        -----------          -----------
BALANCE JANUARY 1, 1998                         1,286,625       $1,287           ($287)             -              -           ($151,846)                -                              -                 -               ($150,846)

Issuance of common stock for cash                  63,924          $64        $187,736              -              -                  -                  -                              -                 -                $187,800

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt              19,500          $19         $39,981              -              -                  -                  -                              -                 -                 $40,000

HLHK equity at August 12, 1998                    817,749         $818        $441,083              -              -            (1,122,218)              -                              -                 -               ($680,317)

Reclassification pursuant to recapitalization         -             -      ($1,122,218)                                          1,122,218           -                              -                 -                      $0

Common stock issued to employees                      500           -              -                -              -                  -                  -                              -                 -                      $0

Common stock issued to attorney for services        5,000           $5             ($5)             -              -                  -                  -                              -                 -                      $0

Common stock issued in exchange for debt of HLHK
   principal stockholder                           75,000          $75        $491,123              -              -                  -                  -                              -                 -                $491,198

Issuance of common stock in exchange for
   stockholder loans                               70,358          $70        $126,574              -              -                  -                  -                              -                 -                $126,644

Compensation to principal stockholder                 -             -         $762,000              -              -

Purchase of treasury stock at cost                    -             -              -                -              -                  -                  -                              -            (23,534)              ($23,534)

Net income 1998                                       -             -              -                -              -             (739,974)               -                              -                 -               ($739,974)
                                               ------------    ----------     -----------    ------------    -----------       ---------------       -----------                 ------------      -----------            ------------
Balance, December 31, 1998                      2,338,656       $2,338        $925,987              -              -            ($891,820)               -                              -           ($23,534)               $12,971
                                               ------------    ----------     -----------    ------------    -----------       ---------------       -----------                 ------------      -----------            ------------
Issuance of common stock for cash               1,058,005       $1,058      $1,659,817              -              -                  -                  -                         (90,625)               -              $1,570,250

Issuance of common stock in exchange for
  consulting and other professional services   918,300         $918      $4,744,143              -             -                   -                  -                              -                 -              $4,745,061

Issuance of common stock to employees             104,900         $105        $500,075              -             -                   -                  -                              -                 -                $500,180

Issuance of convertible debentures                    -             -         $250,000              -             -                   -                  -                              -                 -                $250,000

Issuance of Preferred Stock                           -             -       $1,874,901           15,000          150            (375,011)                -                              -                 -              $1,500,040

Issuance of common stock option                       -             -         $413,780              -             -                   -                  -                              -                 -                $413,780

Return of common stock in repayment of debt       (50,000)        ($50)      ($399,950)             -             -                   -                  -                              -                 -               ($400,000)

Issuance of common stock as a security deposit for
 inventory line of credit                         100,000         $100        $474,900              -             -                   -             (475,000)                           -                 -                      $0

Issuance of common stock in exchange for loans     51,821          $52        $272,956       -             -                   -                  -                              -                 -                $273,008

Purchase and sale of treasury stock - net             -             -              -                -             -             (48,803)                -                                            23,534               ($25,269)

Unrealized losses on available-for-sale securities    -             -              -                -             -                   -              (21,737)            -              -                 -                ($21,737)

Commitment to repurchase shares of treasury stock     -             -      ($1,317,500)             -             -                   -                  -               -              -                 -             ($1,317,500)

Net Loss 1999                                         -             -              -                -             -            (8,331,171)               -               -              -                 -             ($8,331,171)
                                                -------------    ---------  -------------       -----------    -----------    -------------       --------------   ----------   ------------      -------------         ------------
Balance, December 31, 1999                       4,521,682       $4,521      $9,399,109          15,000          $150          $9,646,805)          ($21,737)       ($475,000)     ($90,625)              -               ($830,387)
                                                --------------   ---------- --------------      ------------    ----------    --------------      ---------------  -----------  ------------      -------------         ------------
                                                --------------   ---------- --------------      ------------    ----------    --------------      ---------------  -----------  ------------      -------------         ------------
Issuance of common stock for professional services  10,000          $10         $48,740              -            -                  -                   -               -              -                 -                 $48,750

Issuance of common stock for acquistion of
 Nutrition Clubstores                              570,000         $570      $2,778,180              -            -                  -                   -               -              -                 -              $2,778,750

Contributed capital                                    -             -       $3,750,000              -            -                  -                   -               -              -                 -              $3,750,000

Long term investments mark to market                   -             -          $62,500)             -            -                  -                   -               -              -                 -                ($62,500)

Sale of securities held for sale                       -             -              -                -            -                  -                21,737             -              -                 -                 $21,737

Net Loss as of March 31, 2000                          -             -              -                -            -             (539,393)                -               -              -                 -               ($539,393)

Balance March 31, 2000                            5,101,682       5,101      15,913,529          15,000         150        (10,186,199)                0        (475,000)       (90,625)               0               5,166,156
                                                  ----------    --------    ----------          -------      --------       --------------        ---------      ---------       --------       ------------            ----------
                                                  ----------    --------    ----------          -------      --------       --------------        ---------      ---------       --------       ------------            ----------

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

- -----------------------------------

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
- -----------------------------------------------------------------------------

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
               Notes to Interim Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Cont'd)
- --------------------------------------------------------------------------------

     Sales of our products offered through TrimFast, Inc. (weight loss bars, WCW  bars,  and  Max  Impact  supplements)
     are  sold  utilizing  food  brokers, distributors  and directly to vendors.  We use brokers and  distributors to identify  new vendors,  all sales are made  directly to the vendor with them distributor or broker informed of any sales through their efforts.  Because  we ship to,  invoice and receive  payments  directly from the end user, our
     policy is to record any returns against current sales. Due to the nature of   the products offered,  and customers
     ordering product  conservatively,  we  have  experienced  no material  product  returns,  therefore no accrual for returns have been made in these financial statements.

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

NOTE  3  -  MARVEL  LICENSE  AGREEMENT
- --------------------------------------

On  February  25,  2000  the  Company executed a licensing agreement with Marvel Characters,  Inc.  to  produce and market a children's chewable Multi-Vitamin and mineral  supplement  of  the  character  Spider-Man  .

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
- --------------------------------

A.  Issuance  of  Common  Stock

In  March  we  issued  570,000 shares of our common stock for the acquisition of  Nutrition Clubstores, Inc.
(see Note 5) and 10,000 shares of our common stock in exchange  for  legal  services  associated  with  SEC filings.
These shares were issued  pursuant  to  Section  4(2)  of  the Securities Act of 1933. We believed section  4(2)
was  available  because  there  was  no  general  solicitation or advertising  used  in  connection  with the offering and the transaction did involve  a  public  offering.

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
- ------------------------

On  March  20,  2000 we acquired from Nutrition Superstores.com, Inc. all of the issued  and  outstanding  shares of common stock in its wholly owned subsidiary, Nutrition  Clubstores,  Inc.  The  purchase price was $150,000 cash plus
570,000 shares  of  our  common  stock  valued  at  $4.80 per share based average quoted trading  price  a  few days before and after the announcement of the transaction based  on  EITF  95-19  for  a total of $2,886,000, which includes approximately $5,000  in  transaction costs.  In addition, for a period beginning three months following  the  Closing and continuing for a period of twelve months thereafter,the  Seller  shall  receive  a  royalty equal to three percent
(3%) of the gross sales  generated  by  the  kiosks  operated by Nutrition Clubstores, Inc. The number  of  shares issuable  to the Seller of the Nutrition Clubstores, Inc. is subject  to adjustment based upon the audited financial statements, which are to be provided by the sellers of Nutrition Clubstores, Inc.  To the extent that the Nutrition
Clubstores  audited financial statements for February 29, 2000 show a net  worth  which  is  less  than 85% of the unaudited financial statements, for every  $5.00 reduction or portion thereof in net worth, Seller shall be entitled to  receive  one  less  share  of  common  stock.

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
- ----------------------

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
- ------------------------------------

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

On  February  8,  2000,  a  suit was filed against us in Pinellas County Circuit Court  (Case No.  00-802) Aryeh Trading
Inc., Plaintiff vs.  TrimFast Group, Inc.  The  action in Pinellas County Circuit Court seeks specific performance pursuant to an agreement for us to purchase 155,000 shares  of  our  common stock from Aryeh.  The Plaintiff also seeks to  foreclose  on  our  warehouse facility located at 2555 Blackburn St., Clearwater, Florida,  the facility from which we operate Nutrition Cafe and in which we warehouse 2,000 products.  We  have  filed  a  Motion to Dismiss with respect to both causes of action.  Discovery is beginning and no opinion is available as to the likely result.  Aryeh Trading
Inc. was formerly market maker for our securities until approximately November 1, 1999.

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
- ------------------------------------

The  action  also seeks $100,000 for breach of fiduciary duty and $10,000,000 in punitive  damages.  An  adverse judgment  may  have  an  adverse  affect on the
Company's  results  of  operations  and  financial  condition.

Francois  Goelo  had filed an action in Hillsboro County Circuit Court (Case  No.  00-1444)  against  TrimFast  Group,
Inc., Michael Muzio and certain other  parties  in  connection with alleged non-delivery of 22,000 shares of TrimFast and  100,000 shares of common stock of Sierra Holdings Group.  The complaint, is a  multi-count  complaint  and included counts for breach of contract, specific performance,  fraud  and  civil  theft.  The  complaint  alleged that a total of $95,750  ($77,000 for the TrimFast shares) was delivered as per the instructions of  Mr.  Muzio.  The  shares of  common  stock  that had  not been delivered to Mr. Goelo, as  Mr.  Muzio has advised the Company, were shares of common stock personally owned by Mr. Muzio.  The  Plaintiff  sought  delivery  of  the  shares of common stock pursuant to the agreement and sought compensatory and punitive damages in excess of $790,000.  On May  3,  2000 plaintiff offered to settle this matter whereby Mr.  Muzio would pay $95,750 and transfer to the plaintiff 20,000 shares of
TrimFast common stock.  In  addition,  the settlement offer provided that the parties will enter into  a joint stipulation for dismissal of the action and execution of a general release.  We subsequently signed a written settlement agreement with Mr. Goelo and Mr. Muzio, and Mr. Goelo has released the other parties, including the Company, from all liabilities or obligations.  As part of this settlement, the litigation was dismissed and the Company was not required to make any payment, or give any shares, to Mr. Goelo.

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
- ------------------------------

A.  Convertible  Debenture.

On April 25, 2000 the Company entered into a convertible debenture agreement for a  total of $3,000,000 due July 13,
2001 with interest at 12%. The proceeds will be  used  to  open  additional  Nutrition  Clubstores  and  produce and air the commercial  spots  for  our WCW Ultra Energy Bars. On April 28, 2000 we received the  first  $1,000,000.

B.  Notice  of  Default

We  have  received  notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts  Productions, LLC and Keyway
Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings,  a  total  of  15,000 preferred shares issued to these investors.  The investors  seek  a  total of  $1,875,000  for  the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated  damages.  The  redemption requirement applies unless the Company has registered  the
Common  Stock  issuable  upon  conversion  by the holders.  The Company  is  unable to register the underlying common stock at this time because it  cannot  file  a  registration  statement  with  the  Securities and Exchange Commission that complies with the accountants' report requirements.  The Company is  required  to  cause a registration statement covering the shares to be declared  effective  before  November, 2000.  There can be no assurances that we will  ever be in a position to file a registration statement that complies with the  applicable  requirements.

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

Net  loss  for  the  three  months  ended  March 31, 2000 was $539,393 including a charge of $116,250 for increased cost of repurchasing shares from Aryeh Trading (See note 6). Net loss for  the  three  months  ended  March,  31  1999  was
$369,740.

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

On April 25, 2000 the Company entered into two convertible debenture agreements, with Gibralt  U.S.,  Inc., a Colorado
Corporation and FAC Enterprises, Inc.  a Pennsylvania  Corporation, each providing for the sale of $500,000 of its convertible debentures due July 13, 2001 with interest at 12%. This sale was part of a private placement in which the
Company intends to sell an aggregate of $3,000,000 of debentures, but no assurance is made that we will be able to do so.
The proceeds will be used to open additional Nutrition Clubstores and produce and broadcast the commercial spots for our
WCW Ultra Energy Bars. On April 28, 2000 we received the first $1,000,000. The outstanding principal amount of debentures is convertible at the option of the holder into the Company's Common Stock at the lower of (I) Two and 50/100 Dollars
($2.50) per share; or (ii) seventy-five percent (75%) of the closing bid price of the Company's publicly traded common stock on the Closing Date. As to the Closing on April 28, 2000, the conversion price is therefore about $2.00 per share for the first $1,000,000 of debentures. No later than June 9, 2000, the Company was required to fi1e a registration statement on Form S-2 under the Securities Act and under all applicab1e Blue Sky laws covering the Common Stock.
By August 26, 2000, the Company is required to have caused such registration statement to be declared effective by the
SEC, all at the Company's sole cost and expense.

Because the Company (a) has failed to file a registration statement covering the Common Stock issuable upon conversion of the Convertible Debentures, within 45 days of the first Closing Date and (b) in the event the Company fails to have a registration statement declared effective by the Securities and Exchange Commission within 120 days of the first
Closing Date, Company shall automatically be subjected to penalties. The Company for each month or partial month while the default is continuing shall either: (a) Make a payment of Fifty Thousand Dollars ($50,000) to the Purchaser; or
(b) deliver Twenty Thousand (20,000) shares of the Company's common stock to the Purchaser, whichever the Purchaser elects.  The purchasers in the aggregate therefore, may receive up to One Hundred Thousand Dollars ($100,000) in cash per month commencing June 9, 2000.  We cannot predict when a registration statement will be filed and be declared effective.  As of August 9, 2000, the liquidated damages amounted to  $200,000, in cash, or 80,000 shares of Common
Stock.  We have granted the purchasers a security interest in all of the 500,000 shares of common stock of
Insiderstreet.com (NSDR) that our Company owns to secure our obligations to the debentureholders.

The aggregate amount of the price to redeem the 155,000 shares of Common Stock from Aryeh Trading is $1,782,500 as of August 15, 2000.  The price per share increases $.25 per share per month thereafter.  On  February  8,  2000,  a suit was filed against us in Pinellas County Circuit Court  (Case No.  00-802) Aryeh Trading Inc., Plaintiff vs.
TrimFast Group, Inc.  The  action in Pinellas County Circuit Court seeks specific performance pursuant to an agreement for us to purchase 155,000 shares  of  our  common stock from Aryeh.  The Plaintiff also seeks  to  foreclose  on our  warehouse facility located at 2555 Blackburn St., Clearwater, Florida,  the facility from which we operate
Nutrition Cafe and in which we warehouse 2,000 products.  We  have  filed  a  Motion to Dismiss with respect to both causes of action.  Discovery is beginning and no opinion is available as to the likely result.  Aryeh Trading Inc.
was formerly market maker for our securities until approximately November 1, 1999.

Commencing April 25, 2000, we  have  received  notices from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts
Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock
that each seeks redemption of its holdings,  a  total  of  15,000  preferred  shares issued to these investors. The investors seek  $1,875,000  for  the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated  damages.  The  redemption requirement (See Item. 8 entitled
"Description of Securities" under the heading "PREFERRED \STOCK-Redemption" as set forth in the Company's Form 10-SB/A as filed on or about August 24, 2000)  applies unless the Company performs as required under its agreements with the holders, including registering  the  Common  Stock  issuable  upon conversion  by the holders.  The Company has not filed the registration statement, as and when required.  The Company is also required to cause a registration statement covering the shares to be declared effective before November, 2000.  The Company is unable to pay the redemption price at this time.  The Company's funds are insufficient to redeem the preferred stock and also thereafter provide for the payment of all of its creditors, and therefore the present default situation is expected to continue at least until a registration statement is filed and declared effective as required of the Company under these Series A Preferred Stock registration rights.  Until this redemption price shall have been paid by the Company, the holders who have demanded redemption will continue to have the ability to convert their shares of Preferred Stock into previously unissued shares of TrimFast common stock.  The Company issued 15,000 shares of Series A Convertible Preferred Stock for $100 per share, and each is convertible any time after the issuance date at the face amount divided by the lesser of (a) $8.5938 or (b) 80% of the market price of the common stock as defined in the Agreement, which is defined based on a relevant average during a period before a given conversion date.  The redemption notices were given commencing April 25, 2000.  Therefore, the Company has decided that it will in its June 30, 2000 financial reports reclassify the preferred stock as a short-term liability in light of the present demands for redemption, and reduce stockholders' equity by about $1,875,000, which is the amount of its redemption obligation at the date of the balance sheet, plus all accrued dividends and liquidated damages accrued,
as required according to Rules 5-02.28 of Regulation S-X and SAB Topic 3C.   The redemption rights were triggered
by the existence of a triggering event, as defined by the Certificate of  Designations,  Preferences and Rights for
such preferred shares, and therefore each holder of Series A preferred shares shall have the right, at their option, to  require  us  to  redeem all or a portion of such holder's preferred shares.

The Company has already defaulted under the Registration Rights that belong to the holders of the outstanding
Preferred Stock, and this default will continue so long as the Company (a) has failed to file a registration statement covering the Common Stock issuable upon conversion of the Preferred Stock or (b) fails to have a registration statement declared effective by the Securities and Exchange Commission. While the default continues,
Company shall automatically be subjected to penalties. The Company for each month or partial month while the default is continuing shall be required to make a payment to the holder.  We cannot predict when a registration statement will be filed and be declared effective.  The Registration Rights Agreement is filed as Exhibit 10.11 to the Company's Form 10-SB/A amendment number 5 filed on or about August 24, 2000. The Preferred Share Agreement is filed as Exhibit 4.4 to the Company's Form 10-SB/A filed on December 23, 1999.

The amount payable on redemption of one share is $125 multiplied by the number of shares redeemed
(which is 15,000 shares, or $1,875,000), plus accrued dividends to the date of redemption, at the rate of $8.00
per share per year from June 1999, plus applicable liquidated damages.   Liquidated damages accrue under the
Registration Rights Agreement and under the Series A Preferred Share Agreement.

If the Company violates any provision of or fails to fulfill any of its obligations or duties to the holders of outstanding Preferred Stock, other than the Registration Rights Agreement, the Company agrees to pay liquidated damages to each Buyer following the occurrence of such violation in an amount determined by multiplying (i)
$2.00 per Preferred Share then held by such Buyer by (ii) the percentage derived by dividing (A) the actual number of days elapsed from the last day of the date of the Company Violation or the prior 30-day period, as applicable, to the day such Company Violation has been completely cured by (B) 30, in cash, or at the Buyer's option, in the number of shares of Company common stock equal to the quotient of (v) the dollar amount of the Liquidated Damages on the Payment Date (as defined below) divided by (w) the closing bid price of the Company's common stock as of the date of the Company Violation (as quoted in the Principal Market or the market or exchange where the Company's common stock is then traded). The Liquidated Damages payable pursuant hereto shall be payable within five (5) business days from the end of the calendar month commencing on the first calendar month in which the Company's violation occurs.
In the event the Buyer elects to receive the Liquidated Damages amount in shares of Company common stock, such shares shall also be considered Conversion Shares and shall have the registration rights set forth in the Registration
Rights Agreement.

Since each of the Series A shareholders seeks redemption, the Company is obligated to redeem them pro rata in accordance with their holdings.  The Company, a Nevada corporation, is subject to the provisions of Nevada law concerning a corporation's right to pay dividends, which is limited by the legal availability of funds for the payment thereof.  A Nevada corporation can pay dividends that do not impair the corporation's capital, but no more than that.  The Company is legally prohibited from making dividends unless or until making such payment will not impair the Company's capital after the payment. The Series A Preferred stock is also junior to all Company debts, obligations, accounts payable or absolute liabilities, whether or not there are any liens recorded. However, Series
A Preferred is entitled to payment before any dividend, distribution or redemption of the holders of the Company's
Common Stock. A total of $1,875,000 as of May 25, 2000 was the amount that the Company is obligated to pay to redeem all of the presently outstanding Series A Preferred. In addition to the redemption price above, the Preferred stockholders assert that the Company remains obligated to pay all accrued but unpaid regular dividends, totaling
$120,000 at July 1, 2000, and liquidated damages of in an amount of $468,750. When the Company does not promptly pay this redemption price, which we so shall be restricted from doing by the provisions of the Nevada law we referred to above in this paragraph, any of these above-mentioned or other creditors may seek available remedies to recover or establish their respective priorities as well. Regardless of the outcome, these creditors' remedies may distract management's time and attention and cause the Company to incur expenses, which may include costs of any such suit or action, such as opposing any actions which might include involuntary bankruptcy, involuntary liquidation or dissolution or others, or costs incurred by us or others to whom we may owe a duty of indemnification or defense, which may include affiliates of the Company or its principal shareholder or any of its Board of Directors or management.

Unless and until the Company has made or could provide for all such payments, the holders of Common Stock will not be entitled to any dividend, redemption or redemption payment from the Company. The Company from time to time may enter agreements with creditors prohibiting such payments to Common Stock and no assurance is offered that the creditors would furnish a waiver of these restrictions or that the Company will request any such waiver.  In addition, the Nevada law prohibits any distribution, whether or not in liquidation, from being made that will impair the corporation's capital.  The Articles of Incorporation of TrimFast and certain laws where that corporation does business also would prohibit payments to shareholders if wrongful as against any of a corporation's creditors or shareholders.  Under its legal limitations, our Board of Directors could make distributions to the holders of its
Common Stock in the form of cash or property only if the distribution does not impair capital or violate the terms of a series of Preferred Stock, although in either case the Board could declare and pay a dividend if payable in shares of its Common Stock, a future series of Preferred Stock, or as rights to purchase shares of Common Stock or a series of Preferred Stock, or similar securities or rights of exchange or conversion.  If the Company has sufficient assets and net worth, the Company's Board of Directors may pay dividends payable in the form of cash or property to holders of its shares in certain instances.  In a liquidation of the Company, the holders of the Company's Common Stock will receive no payment for or on account of their shares unless and until the Company has sufficient net worth in order to pay all of its liabilities to creditors and secondly to pay the liquidation preference of the Series A Preferred and any other future securities or subordinated obligations senior to the Common Stock.

Management  believes  that  we  have  sufficient revenue and reserves to finance ongoing  business  activities, assuming that matters can be favorably resolved with Aryeh and the Preferred Stock holders.

Part  II.       Other  Information

 Item 1.  Legal Proceedings.

On  February  8,  2000,  a  suit was filed against us in Pinellas County Circuit Court  (Case No.  00-802) Aryeh Trading
Inc, Plaintiff vs.  Trimfast Group, Inc.
The  action in Pinellas County Circuit Court seeks specific performance pursuant to an agreement for us to purchase
155,000 shares  of  our  common stock from Aryeh.  The Plaintiff also seeks  to  foreclose  on  our  warehouse facility located at 2555 Blackburn St., Clearwater, Florida,  the facility from which we operate Nutrition Cafe and in which we warehouse 2,000 products.  We  have  filed  a  Motion to Dismiss with respect to both causes of action.  Discovery is beginning and no opinion is available as to the likely result.  Aryeh Trading Inc. was formerly market maker for our securities until approximately November 1, 1999.  On  July  13,  1999  we issued 155,000 restricted shares of our common stock for $4.00  each  to  Aryeh  Trading.  On October 22, 1999 the Company entered into a stock repurchase agreement with Aryeh Trading where we agreed to repurchase the 155,000 shares at $8.25. Our intent was to repurchase these shares at the market value for cash. The agreement sets out a schedule for repurchase and the shares were to be fully repurchased by December 15, 1999. If the shares were not repurchased by December 15th the Company agreed to a $0.25 per share premium for each two weeks subsequent to December 15th. On November 10, 1999 the Company entered into an agreement with Aryeh Trading to modify the repurchase schedule. This agreement calls for the Company to repurchase all shares before January 25, 2000. Any shares not repurchased by January 25th are subject to a $0.25 per share per month premium.
As additional security, in the November 10th agreement we pledged our warehouse facility located at 2555 Blackburn St.,
Clearwater, Florida,  the facility from which we operate Nutrition Cafe and in which we warehouse 2,000 products as security against the October 22, 1999 purchase agreement. Our original commitment was at $8.25 per share. As of
December 31, 1999, we recorded a charge to additional paid-in capital for the October 22, 1999 stock repurchase commitment for the 155,000 shares at $8.50 per share. As of July 25, 2000, the repurchase price had increased by
$1.25 since December 31, 1999 to $9.75 per share. The additional $1.25, plus increases  thereafter, is or will be treated for financial reporting purposes as an expense rather as a reduction of  paid-in capital.  Redemption accruals or payments will not be treated as an expense for tax purposes.  To date, we have not repurchased any of the 155,000 shares. The relevant agreements are filed as Exhibits with Amendment No. 4 to the Company's Form 10-SB filed on
June 6, 2000.

 Item 2.  Changes in Securities and Use of Proceeds

Since each of the Series A shareholders seeks redemption, the Company is obligated to redeem them pro rata in accordance with their holdings.  The Company, a Nevada corporation, is subject to the provisions of Nevada law concerning a corporation's right to pay dividends, which is limited by the legal availability of funds for the payment thereof.  A
 Nevada corporation can pay dividends that do not impair the corporation's capital, but no more than that.  The Company is legally prohibited from making dividends unless or until making such payment will not impair the Company's capital after the payment. The Series A Preferred stock is also junior to all Company debts, obligations, accounts payable or absolute liabilities, whether or not there are any liens recorded. However, Series A Preferred is entitled to payment before any dividend, distribution or redemption of the holders of the Company's Common Stock. A total of $1,875,000 as of May 25, 2000 was the amount that the Company is obligated to pay to redeem all of the presently outstanding
Series A Preferred. In addition to the redemption price above, the Preferred stockholders assert that the Company remains obligated to pay all accrued but unpaid regular dividends, totaling $120,000 at July 1, 2000, and liquidated damages of in an amount of $468,750. When the Company does not promptly pay this redemption price, which we so shall be restricted from doing by the provisions of the Nevada law we referred to above in this paragraph, any of these above-mentioned or other creditors may seek available remedies to recover or establish their respective priorities as well. Regardless of the outcome, these creditors' remedies may distract management's time and attention and cause the Company to incur expenses, which may include costs of any such suit or action, such as opposing any actions which might include involuntary bankruptcy, involuntary liquidation or dissolution or others, or costs incurred by us or others to whom we may owe a duty of indemnification or defense, which may include affiliates of the Company or its principal shareholder or any of its Board of Directors or management.

 Item 3.  Defaults under Senior Securities

Commencing April 25, 2000, we  have  received  notices from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts
Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock
that each seeks redemption of its holdings,  a  total  of  15,000  preferred  shares issued to these investors.
The investors seek  $1,875,000  for  the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated  damages.  The  redemption requirement (See Item. 8 entitled "Description of Securities" under the heading "PREFERRED STOCK-Redemption" as set forth in the Company's Form 10-SB/A as filed on or about August 24, 2000)  applies unless the Company performs as required under its agreements with the holders, including registering  the  Common  Stock  issuable  upon conversion  by the holders.  The Company has not filed the registration statement, as and when required.  The Company is also required to cause a registration statement covering the shares to be declared effective before November, 2000.  The Company is unable to pay the redemption price at this time.  The Company's funds are insufficient to redeem the preferred stock and also thereafter provide for the payment of all of its creditors, and therefore the present default situation is expected to continue at least until a registration statement is filed and declared effective as required of the Company under these Series A Preferred Stock registration rights.  Until this redemption price shall have been paid by the Company, the holders who have demanded redemption will continue to have the ability to convert their shares of Preferred Stock into previously unissued shares of TrimFast common stock.  The Company issued
15,000 shares of Series A Convertible Preferred Stock for $100 per share, and each is convertible any time after the issuance date at the face amount divided by the lesser of (a) $8.5938 or (b) 80% of the market price of the common stock as defined in the
Agreement, which is defined based on a relevant average during a period before a given conversion date.  The redemption notices were given commencing April 25, 2000.  Therefore, the Company has decided that it will in its June 30, 2000 financial reports reclassify the preferred stock as a short-term liability in light of the present demands for redemption, and reduce stockholders' equity by about $1,875,000, which is the amount of its redemption obligation at the date of the balance sheet, plus all
accrued dividends and liquidated damages accrued, as required according to Rules 5-02.28 of Regulation S-X and SAB Topic 3C.   The redemption rights were triggered by the existence of a triggering event, as defined by the Certificate of Designations,
Preferences and Rights for such preferred shares, and therefore each holder of Series A preferred shares shall have the right, at their option, to  require  us  to  redeem all or a portion of such holder's preferred shares.

The Company has already defaulted under the Registration Rights that belong to the holders of the outstanding Preferred
Stock, and this default will continue so long as the Company (a) has failed to file a registration statement covering the Common Stock issuable upon conversion of the Preferred Stock or (b) fails to have a registration statement declared effective by the Securities and Exchange Commission. The Company for each month or partial month while the default is continuing shall be required to make a payment to the holder.  We cannot predict when a registration statement will be filed and be declared effective.  The Registration Rights Agreement is filed as Exhibit 10.11 to the Company's
Form 10-SB/A amendment number 5 filed on or about August 24, 2000. The Preferred Share Agreement is filed as Exhibit
4.4 to the Company's Form 10-SB/A filed on December 23, 1999.

The amount payable on redemption of one share is $125 multiplied by the number of shares redeemed (which is 15,000 shares, or $1,875,000), plus accrued dividends to the date of redemption, at the rate of $8.00 per share per year
from June 1999, plus applicable liquidated damages.   Liquidated damages accrue under the Registration Rights
Agreement and under the Series A Preferred Share Agreement.

If the Company violates any provision of or fails to fulfill any of its obligations or duties to the holders of outstanding Preferred Stock, other than the Registration Rights Agreement, the Company agrees to pay liquidated damages to each Buyer following the occurrence of such violation in an amount determined by multiplying (i)
$2.00 per Preferred Share then held by such Buyer by (ii) the percentage derived by dividing (A) the actual number of days elapsed from the last day of the date of the Company Violation or the prior 30-day period, as applicable, to the day such Company Violation has been completely cured by (B) 30, in cash, or at the Buyer's option, in the number of shares of Company common stock equal to the quotient of (v) the dollar amount of the Liquidated Damages on the Payment Date (as defined below) divided by (w) the closing bid price of the Company's common stock as of the date of the Company Violation (as quoted in the Principal Market or the market or exchange where the Company's common stock is then traded). The Liquidated Damages payable pursuant hereto shall be payable within five (5) business days from the end of the calendar month commencing on the first calendar month in which the Company's violation occurs. In the event the Buyer elects to receive the Liquidated Damages amount in shares of Company common stock, such shares shall also be considered Conversion Shares and shall have the registration rights set forth in the Registration Rights
Agreement.

      Item  6  Exhibits

Exhibit 10.5(1)     Convertible  Debenture  Subscription  Agreement between
                    the Company and FAC Enterprises and Convertible  Debenture  Subscription
                    Agreement between the Company and Gribalt U.S., Inc., including Annex A,
                    Intercreditor Agreement, Pledge and Security Agreement, including
                    Exhibits thereto, and Escrow Agreement

Exhibit 10.11 (1)   Registration Rights Agreement entered into by and between the Company and certain investors in its Series A Preferred Stock, dated as of July 16, 1999

Exhibit 27 (2)       Financial Data Schedule

-------------------------
      (1)  Incorporated by reference to Form 10-SB, Amendment Number 5, as filed with the SEC on or about August 29, 2000.

      (2)  Filed herewith.

SIGNATURES

Pursuant  to  the  requirements  of the Securities and Exchange Act of 1934, the
Registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned,  thereunto  duly  authorized.

TrimFast  Group,  Inc.

/s/  Michael  Muzio
- ----------------------------------------------
By:  Michael  Muzio,  President

Dated:  This  29th day  of  August, 2000

                                       17

<DOCUMENT>
<TYPE>EX-27
<SEQUENCE>2
<FILENAME>0002.txt
<TEXT>

<ARTICLE> 5
<MULTIPLIER> 1000

<PERIOD-TYPE>                             3-MOS
<FISCAL-YEAR-END>                         DEC-31-2000
<PERIOD-START>                            JAN-01-2000
<PERIOD-END>                              MAR-31-2000
<CASH>                                          73762
<SECURITIES>                                     3750000
<RECEIVABLES>                                         572534
<ALLOWANCES>                                            (730)
<INVENTORY>                                           890751
<CURRENT-ASSETS>                                     5286317
<PP&E>                                           4504494
<DEPRECIATION>                                       (109355)
<TOTAL-ASSETS>                                       9681456
<CURRENT-LIABILITIES>                                4335749
<BONDS>                                                    0
<PREFERRED-MANDATORY>                                      0
<PREFERRED>                                              150
<COMMON>                                                5101
<OTHER-SE>                                           5340456
<TOTAL-LIABILITY-AND-EQUITY>                         9681456
<SALES>                                               225431
<TOTAL-REVENUES>                                      225431
<CGS>                                                 112329
<TOTAL-COSTS>                                         528468
<OTHER-EXPENSES>                                        7777
<LOSS-PROVISION>                                           0
<INTEREST-EXPENSE>                                         0
<INCOME-PRETAX>                                      (423143)
<INCOME-TAX>                                               0
<INCOME-CONTINUING>                                  (423143)
<DISCONTINUED>                                             0
<EXTRAORDINARY>                                       (116250)
<CHANGES>                                                  0
<NET-INCOME>                                         (539393)
<EPS-BASIC>                                             (.12)
<EPS-DILUTED>                                           (.12)