Form 10-K/A
period 1999-12-31
TRIMFAST GROUP INC
filed 2000-08-30
CIK 1089297

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20529

                                   FORM 10-KSB/A
                                (AMENDMENT NO. 2)

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

With the growth of the Internet, we developed an Internet site, NutritionCafe.com.
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
We issued 235,000 shares of our common stock, $50,000 in cash,an option agreement based upon performance criteria and an employment agreement pursuant to the terms of the agreement.

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

On March 18, 1999, we entered into a written agreement with Aryeh Trading, Inc., a third party investment group and formerly one of our market makers,  providing that: (i) Aryeh would purchase shares of our stock in  the  open  market  having an aggregate value of no less than $300,000; (ii) Aryeh would  purchase  300,000 shares of our common stock from us at a price of  $4.00  per  share according to a stipulated  schedule  based on  the  average  market  price of the outstanding shares. The purposes of the Aryeh Trading agreement included to  obtain  capital for the  Company by  buying  shares from the  Company and for  Aryeh to purchase other free trading shares  of the Company’s common stock for its inventory account to sell to its clients.  On March  30, 1999,  we entered  into a written agreement with Aryeh which added terms to the March 18th agreement. The  purpose of  the March 30th  agreement was to clarify that Aryeh trading  would  purchase the full 300,000 shares issued to them for $1,200,000. Additional  clauses  were added to restrict  Aryeh's  ability to  sell these shares prior  to  the  entire
$1,200,000 purchase being completed. In consideration of this clause the Company agreed to indemnify and hold Aryeh harmless from any federal income tax liability should the Internal Revenue Service determine that Aryeh's basis in the stock was less than $4.00 per share.  Since the  Company asserts that  Aryeh Trading never fully  performed  on the  March 18th agreement,  the Company's position was that the  March  30th agreement is unenforceable as to the tax indemnification.

From  May  13,  1999 to July 20, 1999, Aryeh purchased 155,000 shares from us at
$4.00 per share for a total purchase price of $620,000.  As a result the 300,000 share  certificate  held  in  escrow  was  returned  to  the  Company  and a new certificate  was  issued  and delivered for  155,000 shares on July 13, 1999.

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
This agreement calls for the Company to repurchase all shares before January 25,
2000.Any shares not repurchased by January 25th are subject to a $0.25 per share per month premium.  As  additional  security, in the  November 10th agreement we pledged our warehouse facility located at 2555 Blackburn St.,Clearwater, Florida, the facility from which we operate Nutrition Cafe as security against the October
22, 1999 purchase agreement. Our original commitment was at $8.25 per share.  As of December 31, 1999, we recorded a charge to additional paid-in capital for the
October 22, 1999 stock repurchase commitment for the 155,000 shares at $8.50 per share.  As of July  25,  2000, the repurchase price had increased by $1.25 since
December  31, 1999  to $9.75 per  share.  The additional  $1.25, plus  increases thereafter, is or will be treated for financial reporting purposes as an expense rather as a reduction of  paid-in capital.  Redemption accruals or payments will not be treated as an expense for tax purposes.  To date, we have not repurchased any of the 155,000  shares.  The relevant  agreements are filed as Exhibits with
Amendment  No.  4 to the  Company’s Form 10-SB filed on June 6, 2000.  See
Part II.  Item 3.  “Legal Proceedings.”

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

                                      -8-
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
(See  Part II. Item  3.under “Legal Proceedings-Breach of Contract.”)
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

Availability  and  Shipment.

Most of the products that are ordered from the Nutrition Cafe site are available for  shipment  within forty-eight (48) hours. Those products not in stock can be ordered  from  various  distributors or directly from the manufacturer. Delivery time  for  these  products  can range from two (2) to four (4) weeks. Orders are shipped  via  UPS ground transportation.  Express delivery options are available at  an  additional  cost. We warehouse approximately 2,000 different products at our  warehouse  facility located at 2555 Blackburn St., Clearwater, Florida, the facility from which we operate Nutrition Cafe.  See  Note  8  D in the  Notes to financial statements herein. Our goal is to continue developing our distribution infrastructure to increase efficiency and support greater  customer  demand.

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

We  have  purchased  a  17,000  square  foot  warehouse  facility in Clearwater,
Florida.  The  total  purchase  price  for  the property was $1.2 million.  This facility  houses  our Nutrition  Cafe  operations.  See Note 8 D in the Notes to the financial statements herein.

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

Francois  Goelo  had filed an action in Hillsboro County Circuit Court (Case  No.
00-1444) against TrimFast  Group, Inc., Michael Muzio and certain other  parties in connection with alleged non-delivery of 22,000 shares of TrimFast and  00,000 shares of common stock of Sierra Holdings Group. The complaint, is a multi-count complaint  and  included  counts for  breach of  contract,  specific performance, fraud and civil theft. The complaint alleged that a total of $95,750($77,000 for the TrimFast shares) was delivered as per the  instructions of  Mr.  Muzio.  The shares of common stock that had  not been delivered to Mr. Goelo, as  Mr.  Muzio has advised the Company,were shares of common stock personally owned by Mr.Muzio.
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

The following table sets forth, for the period indicated, the bid price range of our  common  stock.  Please  note  that the prices reflected prior to August 12,
1998 reflect  those  of  World  Group and are not representative of the current
1999 business  activities  reflected  throughout  this  registration  statement.

                                               High  Bid     Low  Bid
1998
Quarter  Ended  March  31,  1998               $  12.50      $  2.50
Quarter  Ended  June  30,  1998                    5.31         3.10
Quarter  Ended  September  30,  1998               2.60         1.50
Quarter  Ended  December  31,  1998                5.30         1.20

1999
Quarter  Ended  March  31,  1999               $   6.31      $  2.75
Quarter  Ended  June  30,  1999                   10.37         5.12
Quarter  Ended  September  30,  1999               9.187        7.06
Quarter  Ended December 31, 2000                   7.31         4.00

2000
Quarter  Ended  March  31  2000                    7.25         3.50
Quarter Ended June 30, 2000                       3.875   1.0469
Quarter ending September 30, 2000           2.84   0.7969
(to August 21, 2000)

Such  market  quotations reflect the high bid  and low prices as reflected by the
OTCBB  or by prices, without retail mark-up,  markdown or commissions and may not necessarily represent actual transactions. The following companies serve as market makers for our securities:  D.L.  Cromwell;  Wilson-Davis  & Co., Inc.; and Knight
Securities, L.P.  Trading in our Common Stock may be sporadic.

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

(d)       Recent  Sales  of  Unregistered  Securities

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
for  cash  consideration  of  $635,750. Included in these shares are the 155,000 restricted  shares of common stock issued to Aryeh  Trading for $4.00  each, and the  shares  were  not  purchased  for distribution  or  resale by Aryeh.  Under agreements dated October 22, 1999 and November 10, 1999 the Company is obligated to  repurchase  these  shares. To  date  none  of  the 155,000 shares  have been repurchased.  See Part  II, Item  3, entitled “Legal Proceedings-Breach of
Contract” We believe Section 4(2)under the Securities Act of 1933 provides an exemption for each and every such private offering.

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

In July 1999,we issued 15,000 Series A convertible preferred shares for $100 per share and 223,881 warrants.The warrants are exercisable at $10.31 per share,vest immediately, and expire  on  July  16,  2002.  Cranshire Capital purchased 5,000 preferred shares and 74,627 warrants for consideration of $300,010.  Dotcom Fund purchased 3,000  preferred  shares and  44,776  warrants  for  consideration  of
$500,010.  Keyway  Investments  purchased  5,000  preferred  shares  and  74,627 warrants for $500,010. Robert Productions, Inc. purchased 2,000 preferred shares and 29,851 warrants for consideration of  $200,010.  The  debentures  contain  a beneficial conversion feature whereby the stock  is  convertible any  time after the issuance date at the lesser of (a) $8.5938  or  (b)  80% of the market price of the common stock as defined in the Agreement.  The preferred  stock entitled the holder to receive on each July 1, and  January 1, commencing January 1, 2000 cumulative dividends at 8% per annum computed on the basis of $100 per preferred
stock.   The  warrants  are  exercisable  at  any time until July 16, 2002 at an
exercise price of $10.31 per share and vest  immediately.   The  Company  relied
upon  the  exemption from registration  provided  in Section 4(2) of the Act. We believed Section 4(2)  was available  for  the  issuance of the preferred shares and warrants because there was  no general  solicitation or  advertising used in connection with the offering and  the  transaction  did  not  involve  a  public offering.

Commencing April 25, 2000, we have  received notices from Cranshire Capital,L.P.,
The DotCom Fund, LLC, S Roberts  Productions, LLC and Keyway Investments Limited,
the subscribers to the Company's Series A  Convertible Preferred Stock that each seeks redemption of its holdings,  a  total  of  15,000  preferred shares issued to these investors. The investors seek  $1,875,000  for  the redemption of their
Series A Preferred Stock plus all  accrued but unpaid dividends  and all accrued but unpaid liquidated  damages. The redemption requirement (See Item. 8 entitled
“Description of Securities” under the heading “PREFERRED STOCK-
Redemption”as set forth in the Company’s Form 10-SB/A as filed on or about August 24, 2000) applies unless the Company performs as required under its agreements with the holders, including registering  the  Common  Stock  issuable upon  conversion  by the  holders.  The Company  has not  filed the registration statement,  as and  when  required.  The Company  is also  required  to cause  a registration  statement  covering  the shares  to be  declared  effective before
November, 2000.  The Company is unable to pay the redemption price at this time.
The Company’s funds are insufficient to redeem the preferred stock and also thereafter  provide  for the  payment of all of its creditors, and therefore the present default situation is expected to continue at least until a  registration statement is filed and declared effective as required of the Company under these
Series A Preferred Stock registration rights.  Until this redemption price shall have been paid by the Company,  the holders  who  have  demanded redemption will continue to  have the  ability to  convert their  shares of Preferred Stock into previously unissued shares of TrimFast common stock.  The Company issued  15,000 shares of Series A Convertible Preferred Stock for $100  per share,  and each is convertible any time after the issuance date at the face  amount  divided by the lesser of (a)  $8.5938 or  (b)  80%  of the market  price of the common stock as defined in the Agreement, which is defined based on a relevant average  during a period  before a  given  conversion date.  The  redemption  notices  were  given commencing April 25, 2000. Therefore,the Company has decided that it will in its
June 30, 2000 financial reports reclassify the  preferred  stock as a short-term liability in light of the present demands for redemption,and reduce stockholders
’  equity  by about  $1,875,000,  which  is the  amount  of its redemption obligation  at  the  date of  the balance sheet,  plus all accrued dividends and liquidated damages accrued, as required according to Rules 5-02.28 of Regulation
S-X and SAB Topic 3C. The redemption rights were triggered by the existence of a triggering event,as defined by the Certificate of  Designations, Preferences and
Rights for such preferred shares,and therefore each holder of Series A preferred shares shall have the right, at their option, to  require  us  to  redeem all or a portion of such holder's preferred shares.

The Company has defaulted under the Registration Rights that belong to the holders of the outstanding Preferred Stock, and this default will continue so long as  the
Company (a) has failed to file a registration statement covering the Common  Stock
issuable  upon  conversion  of  the  Preferred  Stock  or (b)  fails  to  have   a
registration statement declared effective by the Securities and Exchange Commission.
While the default continues, Company shall automatically be subjected to penalties.
The Company for each month or partial month while the default is  continuing  shall be required to make a payment to the holder.  We cannot predict when a registration statement will be filed and be declared effective. The Registration Rights Agreement is filed as Exhibit 10.11 to the Company’s  Form  10-SB/A  amendment number 5 filed on or about August 24, 2000. The Preferred Share Agreement is filed as Exhibit
4.4 to the Company’s Form 10-SB/A filed on December 23, 1999.

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

If the Company violates any provision of or fails to fulfill any of its  obligations or duties to the holders of outstanding Preferred Stock, other than the Registration
Rights  Agreement,  the  Company  agrees  to  pay  liquidated  damages to each Buyer following the occurrence of such violation in an amount determined by multiplying (i)
$2.00 per Preferred Share then held by such Buyer by (ii)  the percentage derived by dividing (A)  the actual number of days elapsed from the last day of the date of the
Company Violation or the prior 30-day period, as applicable, to the day such Company
Violation has been completely cured by (B) 30, in cash, or at the Buyer's option, in the number of shares of Company common stock equal to the quotient of (v) the dollar amount of the Liquidated Damages on the Payment  Date (as defined below)  divided by
(w) the closing bid price of the Company's common stock as of the date of the Company
Violation  (as quoted in the  Principal  Market  or the market or exchange where the
Company's  common  stock  is then  traded).  The Liquidated Damages payable pursuant hereto shall be payable within five (5) business days from the  end of the  calendar month commencing on the first calendar month in which the Company’s  violation occurs.  In the  event the Buyer  elects to receive the Liquidated Damages amount in shares of  Company common  stock,  such shares  shall  also be considered Conversion
Shares and shall have the registration rights set forth in the  Registration  Rights
Agreement.

In  July  of  1999,  we  issued warrants to purchase 68,000 shares of our common stock  in  exchange  for  consulting  services.  Of these, 18,000 were issued to
Francois Goelo and are exercisable on any date until July 26, 2000 at a price of
$4.00  per  share.  The  remaining  50,000  were  issued  to  Sal  Russo and are exercisable on any date until July 29, 2000 at a price of $4.00 per share. These warrants  were  issued  without  Registration  in reliance on the exemption from registration  provided  in Section 4(2) of the Act. We believe section 4(2) was available  because  there was no general solicitation or advertising used in the transaction did not  involve  a  public  offering. The Company believes that the exemption under Section 4(2) was available for this private placement.

On April 25, 2000 the Company entered into two convertible debenture agreements, with Gibralt  U.S.,  Inc., a Colorado  Corporation and FAC Enterprises, Inc.  a
Pennsylvania   Corporation,  each  providing  for the  sale  of $500,000 of its convertible  debentures  due  July 13, 2001 with interest at 12%. This sale was part of a private placement in which the Company  intends to sell an  aggregate of $3,000,000 of debentures, but no assurance is made that we  will be  able to do so. The proceeds will be used to  open additional  Nutrition  Clubstores and produce and broadcast the commercial spots for our  WCW  Ultra  Energy Bars. On
April 28,  2000 we received  the  first  $1,000,000.  The outstanding principal amount of  debentures  is  convertible at  the  option  of the holder  into the
Company’s Common Stock at the lower of (I) Two and 50/100 Dollars ($2.50)
per share; or (ii) seventy-five percent (75%) of the  closing  bid price of the
Company’s  publicly  traded  common  stock on the Closing Date. As to the
Closing on April 28, 2000,  the  conversion  price is therefore about $2.00 per share for the first $1,000,000 of debentures. No later than June  9,  2000, the
Company was required to fi1e a  registration  statement on Form  S-2  under the
Securities Act and under all applicab1e Blue Sky laws covering the Common Stock.
By August 26, 2000,  the  Company  is required to have caused such registration statement to be  declared  effective by the SEC, all at the Company's sole cost and expense. Because the Company (a)has failed to file a registration statement covering the Common Stock issuable upon conversion of the Convertible Debentures, within 45 days of the first Closing Date and (b) in the event the Company  fails to have a registration statement declared effective by the Securities and Exchange
Commission within 120 days of the first Closing Date, Company shall automatically be subjected to penalties. The Company for each month or partial month while the default is continuing shall either: (a) Make a payment of Fifty Thousand Dollars
($50,000) to the Purchaser; or (b) deliver Twenty Thousand (20,000) shares of the
Company’s common stock to the Purchaser, whichever  the  Purchaser  elects.
The  purchasers  in  the  aggregate  therefore,  may  receive  up to One Hundred
Thousand Dollars ($100,000) in cash per month commencing June 9, 2000. We cannot predict when a registration statement will be filed  and be  declared  effective.
As of August 9, 2000, the liquidated damages amounted to  $200,000,  in cash, or
80,000  shares  of  Common  Stock.  We have  granted  the purchasers  a security interest in all of the 500,000 shares of common stock of Insiderstreet.com (NSDR)
that  our  Company  owns to secure our obligations to the debentureholders.  The
Company believes  that  the  exemption under Section 4(2) was available for this private placement.

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

Commencing April 25, 2000, we have received notices from Cranshire Capital,L.P.,
The DotCom Fund, LLC, S Roberts Productions, LLC and Keyway Investments Limited,
the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings, a total of 15,000  preferred shares issued to these  investors.  The investors seek  $1,875,000  for the redemption  of their
Series A Preferred Stock plus all accrued but unpaid dividends and all  accrued but unpaid liquidated damages. The redemption requirement (See Item. 8 entitled
"Description of Securities"  under the heading  "PREFERRED STOCK-Redemption" as set forth in the Company's Form 10-SB/A as  filed on or about  August 24,  2000)
applies unless the Company performs as required  under its  agreements with the holders, including registering the Common Stock issuable upon conversion by the holders.  The Company  has not filed  the registration  statement,  as and when required.  The  Company is also  required  to  cause  a registration  statement covering the shares to be declared effective before November, 2000. The Company is unable to pay the  redemption  price at this  time. The  Company's funds are insufficient to redeem the  preferred stock and also thereafter provide for the payment of all of its creditors, and therefore the present default situation is expected to  continue  at  least until a  registration  statement is filed  and declared effective as  required of the Company  under these Series  A Preferred
Stock registration rights.  Until this redemption price shall have been paid by the Company, the holders who have demanded redemption will continue to have the ability  to convert  their shares  of Preferred  Stock into previously unissued shares of TrimFast  common stock.  The Company issued 15,000 shares of Series A
Convertible Preferred Stock for $100 per share,and each is convertible any time after the issuance date at the face amount divided by the lesser of (a) $8.5938 or (b) 80%  of the market price of the common stock as defined in the Agreement, which is  defined based  on a relevant  average during a period  before a given conversion date.  The redemption  notices were given commencing  April 25, 2000.
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

If the  Company violates  any provision of  or fails to  fulfill  any  of  its obligations  or duties  to the  holders of outstanding Preferred Stock,  other than the Registration Rights Agreement,  the Company  agrees to pay liquidated damages  to each Buyer following the occurrence of such violation in an amount determined by multiplying (i)$2.00 per Preferred Share then held by such Buyer by (ii)  the percentage  derived by  dividing  (A)  the actual  number of days elapsed  from the last  day of the  date of the Company Violation or the prior
30-day period,  as applicable,  to the day such  Company  Violation  has  been completely cured by`  (B) 30, in cash, or at the Buyer's option, in the number of shares of Company common stock equal to the quotient of(v)the dollar amount of the Liquidated  Damages on the Payment Date  (as defined below)  divided by
(w) the closing  bid price of the Company's common stock as of the date of the
Company Violation (as quoted in the Principal Market or the market or exchange where  the Company's  common stock is  then traded).  The  Liquidated  Damages payable  pursuant hereto  shall be payable within  five (5) business days from the end of the calendar month  commencing on the first calendar month in which the Company's violation  occurs.  In the event the Buyer elects to receive the
Liquidated Damages amount in shares of Company common stock, such shares shall also be  considered  Conversion Shares  and shall have the registration rights set forth in the Registration Rights Agreement.

Additionally,  on July  13, 1999  we issued  155,000  restricted shares of our common  stock for  $4.00  each  to Aryeh  Trading.  On  October  22, 1999  the
Company  entered into a stock repurchase agreement with Aryeh Trading where we agreed to repurchase the 155,000 shares at $8.25. Our intent was to repurchase these shares at the market value  for cash.  The agreement sets out a schedule for repurchase  and the shares  were to be  fully repurchased  by December 15,
1999.  If the shares were not repurchased by  December 15th the Company agreed to a $0.25  per share premium for  each two weeks subsequent to  December 15th.
On November 10, 1999  the Company entered into an agreement with Aryeh Trading to  modify the  repurchase schedule.  This agreement  calls for the Company to repurchase all shares before January 25,  2000.  Any shares not repurchased by
January 25th are subject to a $0.25 per share per month premium. As additional security,  in the  November  10th  agreement we pledged our warehouse facility located at 2555 Black Burn St.,  Clearwater,  Florida, the facility from which we operate Nutrition Cafe and in which we warehouse 2,000 products as security against the October 22, 1999 purchase agreement.Our original commitment was at
$8.25 per share. As of  December 31, 1999,  we recorded a charge to additional paid-in capital for the October  22, 1999  stock repurchase commitment for the
155,000 shares at $8.50 per share. As of July  25, 2000,  the repurchase price had increased by  $1.25  since  December  31,  1999  to  $9.75 per  share. The additional  $1.25,  plus  increases  thereafter,  is or  will be  treated  for financial  reporting purposes  as an expense  rather as a reduction of paid-in capital. Redemption accruals or payments will not be treated as an expense for tax purposes. To date, we have not repurchased any of the 155,000 shares.  The relevant  agreements  are  filed  as Exhibits  with  Amendment  No.  4  to the
Company's  Form  10-SB filed  on June  6, 2000.  See Part  II.  Item 3. "Legal
Proceedings-Breach of Contract."

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

                                      -34-

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

     Notes  to  Consolidated  Financial  Statements  As  of  December  31,  1999

                                      -35-
TRIMFAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999

                                      -36-

TRIMFAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999

                      TRIMFAST GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------

PAGE    1 - 2  INDEPENDENT AUDITORS' REPORT

PAGE      3    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

               CONSOLIDATED STATEMENTS OF OPERATIONS AND
               COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED
PAGE      4    DECEMBER 31, 1999 AND 1998

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
PAGES   5 - 6  DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
PAGES   7 - 8  ENDED DECEMBER 31, 1999 AND 1998

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
PAGES  9 - 31  DECEMBER 31, 1999 AND 1998

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

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


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


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


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


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

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

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

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

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

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

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

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

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

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

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

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

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

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

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

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

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

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

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

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

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

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

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

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

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

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

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

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

                      TRIMFAST GROUP, INC. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

(C)  ACQUISITION  AND  STOCK  EXCHANGE  AGREEMENT
-------------------------------------------------

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

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

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

Mike Muzio, our President, loaned TrimFast an aggregate of about $440,000 in 1998.
The full outstanding amount of the loan was converted into TrimFast common  stock in December 1998.  Interest was not charged.

A loan by us to Millennium Health Products, Inc., of an amount of about  $220,000 took place in 1998.  Our President, Mike  Muzio, is  considered a  “control person”  of  Millennium.  We  made  a loan  to  Millennium  in the  form of assigning  some  shares  of  a  publicly traded security to Millennium so that it could  settle  a sale  of the  same  security  that  was  executed  on  behalf of
Millennium  in a matching  amount.  At the  time of the sale, the Company managed some of its cash by buying and trading in the stock market.  Other companies also
traded in the stock market, including Millennium.   Mr. Muzio had executed a sale
of shares on behalf of Millennium, even though the shares were in another account he managed.  Whichever of the two companies had held the shares, Mr. Muzio would
have sold the shares.   Mr. Muzio managed these trading accounts  at the time as
best he could, but mistakes are possible, and in this case the shares held by the
Company were needed to be transferred to Millennium, which is an affiliate of  Mr.
Muzio.  But during the time concerned, Mr.  Muzio  personally loaned the  Company, first, and later Millennium, the cash to trade  in the stock  market in the first place--so that, when we transferred approximately $220,000 in stock to Millennium,
$220,000 of our indebtedness owed to Mr.  Muzio was  transferred and  assigned to
Millennium.  Millennium assumed $220,000 of indebtedness from us, and we were not subject to any obligation in the event Millennium failed to repay that amount to
Mr. Muzio.

                                    PART IV

Item  13.   Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K.

          2.1   Kendrex  and  HLHK  Merger  Agreement  (2)
          2.2   TrimFast  Inc.  Acquisition  Agreement  (2)
          2.3   Rescission  Of  Immu  and  Immcel  Acquisitions  (2)
          3.1   Articles  of  Incorporation  Kendrex  Systems,  Inc  (1)
          3.2   Amendment  to  Kendrex  Articles  of  Incorporation  (1)
          3.3   Certificate  of  Incorporation  for  HLHK  World  Group,  Inc.(1)
          3.4   Certificate  of  Amendment to Articles of Incorporation for
                HLHK  World  Group,  Inc.(1)
          3.5.  Bylaws(1)
          4.1   Specimen  Share  Certificate  (1)
          4.2   Debenture  Agreement  (1)
          4.3   Warrant  Agreement   (2)
4.4 Preferred  Share  Agreement  (2)
4.5 Series  A  Certificate  of  Designations, Preferences  and  Rights (7)
         10.1   Lease  Option  Agreement  (1)
         10.2   WCW  Agreement  (3)
         10.3   MSN  Agreement  (2)
         10.4   Distribution  Agreement  (2)
10.5 Convertible Debenture Subscription Agreement (6)
10.6 Aryeh Trading Agreement dated March 18, 1999 (3)
         10.7   Aryeh Trading Agreement dated March 30, 1999 (3)
         10.8   Aryeh Trading Agreement dated October 22, 1999 (3)
         10.9   Aryeh Trading Agreement dated November 10, 1999 (3)
         10.10  Stock Exchange Agreement - Nutrition Clubstores (4)
         10.11  Registration Rights Agreement entered into by and between the
 Company and certain investors in its Series A Preferred Stock, dated as of July 16, 1999 (6)
         21     Subsidiaries  of  Registrant
         23     Consent  of  Weinberg  &  Company,  P.A.(5)
         27     Financial  Data  Schedule

   (1)  Filed  as  an  exhibit  to the Company's Form 10-SB on July 12, 1999 and incorporated  herein  by  reference.

   (2) Filed as an exhibit to the Company's Form 10-SB on December 23, 1999 and incorporated  herein  by  reference.

   (3) Filed  as  an  exhibit  to the Company's Form 10-SB on June 2, 2000 and incorporated herein by reference.

   (4) Filed  as  an  exhibit  to  the  Company's Form 8-K on May 12, 2000 and incorporated herein by reference.

   (5) Filed  as  an  exhibit to the Company's Form 10-KSB on April 13th, 2000 and incorporated herein by reference.

   (6) Filed  as  an  exhibit  to the Company's Form 10-SB Amendment on or about
August 24, 2000 and incorporated herein by reference.

   (7) Filed  as  an  exhibit  to the Company's Form 10-SB Amendment on or about
March 13, 2000 and incorporated herein by reference.

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

BY   /s/  Michael  Muzio                        DATE:    August 29,  2000
   ---------------------------
     Michael  Muzio,  President/Director

BY: /s/  Gregg  Vosler                          DATE:    August 29,  2000
   ---------------------------
     Vice  President,  Secretary,  Director

BY: /s/  John  Troy                             DATE:    August 29,  2000
   ---------------------------
     Chief Financial Officer
     (Chief Accounting Officer)

            Exhibit  21
Subsidiaries  of  Registrant

Ice  Cold  Water,  Inc.
Nutrition  Cafe,  Inc.
Nutrition  Clubstores,  Inc.
TrimFast,  Inc.
Cooler  Group,  Inc.

<ARTICLE> 5
<RESTATED>
<MULTIPLIER> 1

<PERIOD-TYPE>                           YEAR
<FISCAL-YEAR-END>                       DEC-31-1999
<PERIOD-START>                          JAN-31-1999
<PERIOD-END>                            DEC-11-1999
<CASH>                                       35858
<SECURITIES>                                  8406
<RECEIVABLES>                               490978
<ALLOWANCES>                                     0
<INVENTORY>                                 281313
<CURRENT-ASSETS>                            816555
<PP&E>                                     1708501
<DEPRECIATION>                              (80306)
<TOTAL-ASSETS>                             2444750
<CURRENT-LIABILITIES>                       957637
<BONDS>                                    1000000
<PREFERRED-MANDATORY>                            0
<PREFERRED>                                    150
<COMMON>                                      4521
<OTHER-SE>                                  482442
<TOTAL-LIABILITY-AND-EQUITY>               2444750
<SALES>                                     631388
<TOTAL-REVENUES>                            631388
<CGS>                                       396072
<TOTAL-COSTS>                              7816940
<OTHER-EXPENSES>                              2183
<LOSS-PROVISION>                            293977
<INTEREST-EXPENSE>                          302408
<INCOME-PRETAX>                           (8180192)
<INCOME-TAX>                                     0
<INCOME-CONTINUING>                       (8180192)
<DISCONTINUED>                                   0
<EXTRAORDINARY>                            (172716)
<CHANGES>                                        0
<NET-INCOME>                              (8352908)
<EPS-BASIC>                                (2.02)
<EPS-DILUTED>                                (2.02)