Form 10-Q/A
period 1999-06-30
TRIMFAST GROUP INC
filed 2000-08-31
CIK 1089297

<SUBMISSION>

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
              AMENDMENT #1

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

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

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


                                                      TRIMFAST GROUP, INC.
                                               INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999 (AUDITED) AND JUNE 30, 1999 AND 2000 (UNAUDITED)

                                               ASSETS
                                               ------
CURRENT ASSETS
                                                                            DECEMBER 31, 1999    JUNE 30, 1999    JUNE 30, 2000
                                                                                (AUDITED)         (UNAUDITED)      (UNAUDITED)
                                                                           -------------------  ---------------  ---------------

  Cash                                                                     $           35,858   $    1,060,975   $       10,902
  Short-term investments                                                                8,406   $       20,297   $            0
  Accounts Receivable- Trade                                                           88,281          295,618          131,483
  Accounts Receivable- Other                                                          279,250           80,988          286,441
  Inventory                                                                           281,313          126,501          477,969
                                                                           -------------------  ---------------  ---------------
     Total Current Assets                                                             693,108        1,584,379          906,795

PROPERTY AND EQUIPMENT - NET                                                        1,417,381          246,806        1,768,498
OTHER ASSETS
  Prepaid expenses                                                                     42,857                0           34,884
  Deposits                                                                             15,200           10,619          115,985
  Other long term investments                                                               0                0        5,968,750
  Cash surrender value of life insurance                                               12,636            8,107           12,636
  Software - Net                                                                      210,814           40,000          213,355
  Goodwill - Net                                                                       52,754           58,616        2,619,234
                                                                           -------------------  ---------------  ---------------
     Total Other Assets                                                               334,261          117,342        8,964,844
                                                                           -------------------  ---------------  ---------------
TOTAL ASSETS                                                               $        2,444,750   $    1,948,527   $   11,640,137
                                                                           ===================  ===============  ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $          718,362   $      751,359   $    1,051,294
  Income taxes payable                                                                 20,600           20,600           20,600
  Notes and loans payable                                                             218,675          123,475          780,613
  Preferred stock redemption payable                                                        0                0        1,875,000
  Stock Repurchase Commitment                                                       1,317,500                0        1,550,000
  Convertible debentures                                                            1,000,000        1,000,000        2,000,000
                                                                           -------------------  ---------------  ---------------
     Total Current Liabilities                                                      3,275,137        1,895,434        7,277,506
LONG TERM LIABILITIES
  Notes and loans payable                                                                   0                0           63,718
                                                                           -------------------  ---------------  ---------------
     Total Long Term Liabilities                                                            0                0           63,718
                                                                           -------------------  ---------------  ---------------
TOTAL LIABILITIES                                                                   3,275,137        1,895,434        7,341,224
                                                                           -------------------  ---------------  ---------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Class A, $0.01 par value; 20,000,000 shares authorized
   0, 15,000 and 15,000 shares issued and outstanding as of June 30,
  1999,  December 31, 1999 and June 30, 2000 respectively                                 150                0              150
  Preferred Stock, Class B, $0.01 par value;
    20,000,000 shares authorized; none issued and outstanding                               0                0                0
  Common Stock, $0.001 par value; 100,000,000 shares authorized
  4,501,682;  4,620,620 and 5,049,182 shares issued and outstanding as of
    December 31, 1999, June 30, 1999 and June 30, 2000 respectively                     4,501            4,621            5,049
  Common Stock to be issued (20,000 shares) as of December 31, 1999
    and June 30, 2000 and 0 as of June 30, 1999                                            20                0               20
  Additional Paid-in capital                                                        9,399,109        3,068,777       16,301,215

  Accumulated deficit                                                              (9,646,805)      (3,020,305)     (11,441,896)
  Other comprehensive loss                                                            (21,737)               0                0
  Less common stock subscriptions receivable                                          (90,625)               0          (90,625)
  Less common stock shares issued as security deposit                                (475,000)               0         (475,000)
                                                                           -------------------  ---------------  ---------------
     Total Stockholders' Equity                                                      (830,387)          53,093        4,298,913
                                                                           -------------------  ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        2,444,750   $    1,948,527   $   11,640,137
                                                                           ===================  ===============  ===============


                                                   TRIMFAST GROUP, INC.
                                       INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                    FOR THE ONE YEAR ENDED DECEMBER 31, 1999 (AUDITED)
                          AND THE THREE AND SIX MONTHS ENDED   JUNE 30, 1999 AND 2000 (UNAUDITED)

                                                        FOR THE ONE YEAR     FOR THE THREE MONTHS ENDED
                                                        DECEMBER 31, 1999   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                            (AUDITED)        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                        ------------------  --------------  --------------  --------------

NET SALES                                                         631,388         161,034         593,132         374,136

COST OF SALES                                                     396,072         141,848         708,006         303,378
                                                        ------------------  --------------  --------------  --------------

GROSS PROFIT                                                      235,316          19,186        (114,874)         70,758
                                                        ------------------  --------------  --------------  --------------

OPERATING EXPENSES

  Salaries and other compensation                               1,094,575         178,869         336,410         264,183
  Commissions                                                       5,235             765         152,965           2,565
  Depreciation and amortization                                    78,211           5,256          66,302           8,369
  Professional fees                                             5,513,080       1,183,291          88,144       1,435,589
  Bad debt expense                                                293,977               0           6,040               0
  Selling, general and administrative expenses                    975,931         312,334         372,981         388,868
  Travel and entertainment                                        149,908          75,280          26,365          78,008
                                                        ------------------  --------------  --------------  --------------
        Total Operating Expenses                                8,110,917       1,755,794       1,049,206       2,177,583
                                                        ------------------  --------------  --------------  --------------

INCOME FROM OPERATIONS                                         (7,875,601)     (1,736,609)     (1,164,080)     (2,106,825)
                                                        ------------------  --------------  --------------  --------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net                (1,957)              0               0               0
  Unrealized gain on sale of trading securities - net             (21,737)              0               0               0
  Gain on sale of equipment                                         2,250               0               0               0
  Write-off of leasehold improvements                              (2,476)              0               0               0
  Interest expense                                               (302,408)              0               0               0
                                                        ------------------  --------------  --------------  --------------
        Total Other Income (Expense)                             (326,328)              0               0               0
                                                        ------------------  --------------  --------------  --------------

                                                        ------------------  --------------  --------------  --------------
NET INCOME/ (LOSS)                                             (8,201,929)     (1,736,609)     (1,164,080)     (2,106,825)
                                                        ==================  ==============  ==============  ==============
EXTRAORDINARY ITEM
  Loss on extinguishment of debt                                 (150,979)              0               0               0
  Loss on repurchase commitment
                                                                        0               0         116,250               0
                                                        ------------------  --------------  --------------  --------------
NET LOSS                                                       (8,352,908)     (1,736,609)     (1,280,330)     (2,106,825)
                                                        ==================  ==============  ==============  ==============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTETD                                                 (2.02)          (0.40)          (0.25)          (0.56)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED                        4,119,893       4,370,977       5,091,934       3,751,859

                                                 FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 2000
                                                         (UNAUDITED)
                                                        --------------

NET SALES                                                     814,298

COST OF SALES                                                 827,077
                                                        --------------

GROSS PROFIT                                                  (12,779)
                                                        --------------

OPERATING EXPENSES

  Salaries and other compensation                             486,490
  Commissions                                                 154,850
  Depreciation and amortization                               101,174
  Professional fees                                           211,057
  Bad debt expense                                              6,040
  Selling, general and administrative expenses                525,465
  Travel and entertainment                                     94,930
                                                        --------------
        Total Operating Expenses                            1,580,005
                                                        --------------

                                                        --------------
INCOME FROM OPERATIONS                                     (1,592,784)
                                                        --------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of trading securities - net            (7,776)
  Unrealized gain on sale of trading securities - net               0
  Gain on sale of equipment                                         0
  Write-off of leasehold improvements                               0
  Interest expense                                                  0
                                                        --------------
        Total Other Income (Expense)                           (7,776)
                                                        --------------

                                                        --------------
NET INCOME/ (LOSS)                                         (1,600,560)
                                                        ==============
EXTRAORDINARY ITEM
  Loss on extinguishment of debt                                    0
  Loss on repurchase commitment                              (232,500)
                                                        --------------
NET LOSS                                                   (1,833,060)
                                                        ==============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTETD                                             (0.38)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED                     4,857,514

See Accompanying Notes to Consolidated Financial Statements.


                                  TRIMFAST GROUP, INC.
                      INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000  (UNAUDITED)

                                                            FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 1999   JUNE 30, 2000
                                                          (UNAUDITED)     (UNAUDITED)
                                                         --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         (2,106,825)     (1,833,060)
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depreciation and amortization                                8,369         101,174
    Bad Debt Expense                                                 0           6,040
    Issuance of common stock for professional services       1,312,340          48,750
    Increase in repurchase commitment                                0         232,500
  Changes in operating assets and liabilities
  (Increase) decrease in :
    Accounts receivable                                        (18,717)        (43,202)
    Prepaid expenses                                                 0           7,973
    Inventory                                                   62,236        (196,656)
  Increase (decrease) in :
    Accounts payable and other liabilities                     125,592         332,932
                                                         --------------  --------------
      Total adjustments                                      1,489,820         412,011
                                                         --------------  --------------
  Net cash (used in) provided by operating activities         (617,005)     (1,343,549)
                                                         --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in :
    Short term investments                                      (5,000)          8,406
    Due from employees                                           5,800          (7,191)
    Property and equipment                                    (230,151)       (207,492)
    Due from affiliate                                           5,945               0
    Deposits                                                         0        (100,785)
                                                         --------------  --------------
  Net cash (used in) provided by investing activities         (223,406)       (307,062)
                                                         --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                 1,051,375       1,262,243
    Proceeds from issuance of common stock                     744,370               0
    Due to stockholder/ officer                                      0         363,413
                                                         --------------  --------------
  Net cash provided by (used in) financing activities        1,795,745       1,625,655
                                                         --------------  --------------

CHANGE IN CASH AND CASH EQUIVALENTS                            955,334         (24,956)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  105,641          35,858
                                                         --------------  --------------

                                                         --------------  --------------
CASH AND CASH EQUIVALENTS - PERIOD END                       1,060,975          10,902
                                                         ==============  ==============


                                                  TRIMFAST GROUP, INC.
                                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                          FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 AND 1999 (AUDITED)
                                   AND THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                  COMMON STOCK AND COMMON  ADDITIONAL
                                                     STOCK TO BE ISSUED      PAID-IN  PREFERRED STOCK ISSUED  ACCUMULATED
                                                      SHARES     AMOUNT      CAPITAL     SHARES  AMOUNT         DEFICIT
                                                    ----------  --------  -------------  ------  -------  -------------

BALANCE JANUARY 1, 1998                             1,286,625   $ 1,287          ($287)       -        -     ($151,846)

Issuance of common stock for cash                      63,924   $    64   $    187,736        -        -             -

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                  19,500   $    19   $     39,981        -        -             -

HLHK equity at August 12, 1998                        817,749   $   818   $    441,083        -        -    (1,122,218)

Reclassification pursuant to recapitalization               -         -    ($1,122,218)       -        -     1,122,218

Common stock issued to employees                          500         -              -        -        -             -

Common stock issued to attorney for services            5,000   $     5            ($5)       -        -             -

Common stock issued in exchange for debt of HLHK
   principal stockholder                               75,000   $    75   $    491,123        -        -             -

Issuance of common stock in exchange for
   stockholder loans                                   70,358   $    70   $    126,574        -        -             -

Compensation to principal stockholder                       -         -   $    762,000        -        -             -

Purchase of treasury stock at cost                          -         -              -        -        -             -

Net income 1998                                             -         -              -        -        -      (739,974)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance, December 31, 1998                          2,338,656   $ 2,338   $    925,987        -        -     ($891,820)
                                                    ----------  --------  -------------  ------  -------  -------------

Issuance of common stock for cash                   1,058,005   $ 1,058   $  1,659,817        -        -             -

Issuance of common stock in exchange for
  consulting and other professional services          918,300   $   918   $  4,744,143        -        -             -

Issuance of common stock to employees                 104,900   $   105   $    500,075        -        -             -

Issuance of convertible debentures                          -         -   $    250,000        -        -             -

Issuance of Preferred Stock                                 -         -   $  1,874,901   15,000      150      (375,011)

Issuance of common stock option                             -         -   $    413,780        -        -             -

Return of common stock in repayment of debt           (50,000)     ($50)     ($399,950)       -        -             -

Issuance of common stock as a security deposit for
inventory line of credit                              100,000   $   100   $    474,900        -        -             -

Issuance of common stock in exchange for loans         51,821   $    52   $    272,956        -        -             -

Purchase and sale of treasury stock - net                   -         -              -        -        -       (48,803)

Unrealized losses on available-for-sale securities          -         -              -        -        -             -

Commitment to repurchase shares of treasury stock           -         -    ($1,317,500)       -        -             -

Net Loss 1999                                               -         -              -        -        -    (8,331,171)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance, December 31, 1999                          4,521,682   $ 4,521   $  9,399,109   15,000  $   150   ($9,646,805)
                                                    ==========  ========  =============  ======  =======  =============

Issuance of common stock for professional services     10,000   $    10   $     48,740        -        -             -

Reclass converted Preferred stock to liabilities            -         -           -           -        -   ($1,875,000)

Issuance of common stock for acquistion of
 Nutrition Clubstores                                 570,000   $   570   $  2,778,180        -        -             -

Return of common stock from cancelled contracts       (40,000)     ($40)      ($37,929)       -        -        37,969

Securities issued for acquisitioin of Max Muscle        7,500   $     8   $     19,365        -        -             -

Contributed capital                                         -         -   $  3,750,000        -        -             -

Long term investment mark to market                         -         -   $  2,218,750        -        -             -

Sale of securities held for sale                            -         -              -        -        -             -

Net Loss as of June 30, 2000                                -         -              -        -        -    (1,833,060)

                                                    ----------  --------  -------------  ------  -------  -------------
Balance June 30, 2000                               5,069,182  $ 5,069   $  16,301,215   $15,000  $ 150   $ 11,441,896
                                                    ==========  ========  =============  ======  =======  =============

                                                                 SHARES ISSUED
                                                  SUBSCRIPTIONS  AS A SECURITY  SHARES   TREASURY
                                                     RECEIVABLE    DEPOSIT    ADVANCED     STOCK         TOTAL
                                                    ------------  ----------  ---------  ----------  -------------

BALANCE JANUARY 1, 1998                                       -                      -           -      ($150,846)

Issuance of common stock for cash                             -                      -           -   $    187,800

Issuance of common stock in exchange to related
   party in exchange for $40,000 debt                         -                      -           -   $     40,000

HLHK equity at August 12, 1998                                -                      -           -      ($680,317)

Reclassification pursuant to recapitalization                 -                      -           -   $          0

Common stock issued to employees                              -                      -           -   $          0

Common stock issued to attorney for services                  -                      -           -   $          0

Common stock issued in exchange for debt of HLHK
   principal stockholder                                      -                      -           -   $    491,198

Issuance of common stock in exchange for
   stockholder loans                                          -                      -           -   $    126,644

Compensation to principal stockholder                         -           -          -           -   $    762,000

Purchase of treasury stock at cost                            -                      -     (23,534)      ($23,534)

Net income 1998                                               -                      -           -      ($739,974)

                                                    ------------  ----------  ---------  ----------  -------------
Balance, December 31, 1998                                    -           -          -    ($23,534)  $     12,971
                                                    ------------  ----------  ---------  ----------  -------------

Issuance of common stock for cash                             -           -    (90,625)          -   $  1,570,250

Issuance of common stock in exchange for
  consulting and other professional services                  -           -          -           -   $  4,745,061

Issuance of common stock to employees                         -           -          -           -   $    500,180

Issuance of convertible debentures                            -           -          -           -   $    250,000

Issuance of Preferred Stock                                   -           -          -           -   $  1,500,040

Issuance of common stock option                               -           -          -           -   $    413,780

Return of common stock in repayment of debt                   -           -          -           -      ($400,000)

Issuance of common stock as a security deposit for
inventory line of credit                                      -    (475,000)         -           -   $          0

Issuance of common stock in exchange for loans                -           -          -           -   $    273,008

Purchase and sale of treasury stock - net                     -           -          -      23,534       ($25,269)

Unrealized losses on available-for-sale securities      (21,737)          -          -           -       ($21,737)

Commitment to repurchase shares of treasury stock             -           -          -           -    ($1,317,500)

Net Loss 1999                                                 -           -          -           -    ($8,331,171)

                                                    ------------  ----------  ---------  ----------  -------------
Balance, December 31, 1999                             ($21,737)  ($475,000)  ($90,625)          -      ($830,387)
                                                    ============  ==========  =========  ==========  =============

Issuance of common stock for professional services            -           -          -           -   $     48,750

Reclass converted Preferred stock to liabilities              -           -          -           -    ($1, 875,000)

Issuance of common stock for acquistion of
 Nutrition Clubstores                                         -           -          -           -   $  2,778,750

Return of common stock from cancelled contracts               -           -          -           -   $          0

Securities issued for acquisitioin of Max Muscle              -           -          -           -   $     19,373

Contributed capital                                           -           -          -           -   $  3,750,000

Long term investment mark to market                           -           -          -           -   $  2,218,750

Sale of securities held for sale                         21,737           -          -           -   $     21,737

Net Loss as of June 30, 2000                                  -           -          -           -    ($1,833,060)

                                                    ------------  ----------  ---------  ----------  -------------
Balance June 30, 2000                               $         0   ($475,000)  ($90,625)  $       0   $  4, 298,913
                                                    ============  ==========  =========  ==========  =============

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

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

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

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

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

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

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
reasons.  The  1999  balance  does  not include a full 3 months compensation for
Nutrition  Cafe  ,  which  we  opened in June 1999, or the Cooler Group, which we acquired  in  May  1999.  The  largest  portion of the June 2000 balance is from salaries  and  wages  for  Nutrition Clubstores employees. During the quarter we dramatically  changed  the  pay  structure  for all employees and terminated the higher  paid  salaried  employees,  however,  it  took  several  months to fully implement our plan.  The balance of the change relates to upgrading positions at the  corporate  level  to  handle the increased responsibilities associated with being  a  publicly  traded  company  and additional support staff. Moreover, the employment  market  in  Tampa  has  been highly competitive in 2000 resulting in our  company  paying  higher  wages  to  all  employees  to  retain  and recruit qualified  employees.

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

Net  loss  for  the  six  months  ended  June 30, 2000 was $1,833,060.  Net loss for  the  six  months  ended  March,  31  1999  was  $2,106,825.

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

Inventory  as  of  June 30, 2000 was $477,969 as compared to $126,501 as of June
30,  1999. The large increase in inventory is attributable  to  the  acquisition of  Nutrition  Clubstores,  the  build  up in inventory for Nutrition Cafe  which opened  in  June  1999  and  was not fully stocked with inventory as of June 30,
1999.  Additionally,  the  June 2000 inventory balance includes an adjustment to reduce inventory by approximately $175,000 from that reported for March 31, 2000 based  on  the  audited  financial  statements we received in June. Goodwill was increased to offset the inventory reduction until final resolution of the entire financial  statements  can be completed and an adjusted purchase price is agreed upon.

Total  current  assets  were  $906,795  as of June 30, 2000 and $1,584,379 as of
June  30, 1999 the change is related to the increase in inventory and decline in trade  receivables  and  cash  as  discussed  above.

Property  and  equipment  increased from $246,806 on June 30, 1999 to $1,768,498 on  June  30,  2000.  The  largest  asset  we  acquired is the building used for
Nutrition  Cafe  and  warehouse  facility  and the assets acquired with Nutrition
Clubstores.  To  a lesser amount, the increase is the result of assets purchased to  run  Nutrition  Cafe  and  the  Cooler  Group.

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

Part  II.     Other  Information

Item  6  Exhibits

Exhibit  27

SIGNATURES

Pursuant  to  the  requirements  of the Securities and Exchange Act of 1934, the
Registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned,  thereunto  duly  authorized.

TrimFast  Group,  inc.

/s/  John Troy
----------------------------------------------
By:  John Troy,  CFO

Dated:  This   29 th  day  of  August,  2000
              ------

</TEXT>
</DOCUMENT>
<DOCUMENT>
<TYPE>     EX-27
<TEXT>
<ARTICLE> 5
<MULTIPLIER> 1

<PERIOD-TYPE>                           4-MOS
<FISCAL-YEAR-END>                       DEC-31-2000
<PERIOD-START>                          JAN-01-2000
<PERIOD-END>                            JUN-30-2000
<CASH>                                      10,902
<SECURITIES>                             3,750,000
<RECEIVABLES>                              588,199
<ALLOWANCES>                                (6,770)
<INVENTORY>                                477,969
<CURRENT-ASSETS>                         4,820,300
<PP&E>                           4,791,197
<DEPRECIATION>                            (190,110)
<TOTAL-ASSETS>                           9,421,387
<CURRENT-LIABILITIES>                    5,233,724
<BONDS>                                          0
<PREFERRED-MANDATORY>                            0
<PREFERRED>                                    150
<COMMON>                                     5,069
<OTHER-SE>                               4,182,444
<TOTAL-LIABILITY-AND-EQUITY>             9,421,387
<SALES>                                    814,298
<TOTAL-REVENUES>                           814,298
<CGS>                                      827,077
<TOTAL-COSTS>                            1,580,005
<OTHER-EXPENSES>                             7,776
<LOSS-PROVISION>                                 0
<INTEREST-EXPENSE>                               0
<INCOME-PRETAX>                         (1,600,560)
<INCOME-TAX>                                     0
<INCOME-CONTINUING>                     (1,600,560)
<DISCONTINUED>                                   0
<EXTRAORDINARY>                           (232,500)
<CHANGES>                                        0
<NET-INCOME>                            (1,833,060)
<EPS-PRIMARY>                                (.380)
<EPS-DILUTED>                                (.380)

</TEXT>
</DOCUMENT>
</SUBMISSION>