Form 10QSB
period 2000-09-30
TRIMFAST GROUP INC
filed 2000-11-14
CIK 1089297

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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  Latest  practicable  date:     September  30,  2000


     CLASS                              Outstanding at September 30, 2000
----------------------------            ----------------------------
Common stock $.001 Par Value                     5,223,638

TRIMFAST  GROUP,  INC.  AND  SUBSIDIARIES

PART  I:         FINANCIAL  INFORMATION                                 PAGE
                                                                        ----

          Accountants  Review  Report                                      3

          Consolidated  Balance  Sheets  as  of
          September  30,  2000  and  1999  (Unaudited)
          and  December  31,  1999  (Unaudited and restated)               4


          Consolidated  Statements  of  Operations  for
          One  Year  Ending  December  31,  1999 (Unaudited and
          restated) and  the  Three  and  Nine  Month  Periods
          Ending September  30,  2000  and  1999  (Unaudited)              5


          Consolidated  Statement  of  Cash  Flows
          for  the  Nine  Months  Ending  September  30,  2000
          and  1999  (Unaudited)                                           6


          Consolidated  Statement of Changes in Stockholders'
          Equity for the one year ended December 31, 1998 and
          1999 (Unaudited and Restated) and for the Nine Months
          Ended September 30, 2000 (Unaudited)                           7-8


          Notes  to  Consolidated  Financial  Statements
          (Unaudited)  as  of  September 30, 2000                       9-14



          Management  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                      15-16





PART II:         OTHER  INFORMATION  AND  SIGNATURES

            Item 1. Legal Proceedings                                  16-17

            Item 2. Changes in Securities and Use of Proceeds             17

            Item 3. Defaults Upon Senior Securities.                      17

            Item 5. Other Information                                     18

           Signatures                                                     19

                 JOHN P. SEMMENS CPA  A PROFESSIONAL CORPORATION
              24501 DEL PRADO SUITE A DANA POINT, CALIFORNIA 92629
                     TEL: (949) 496-8800 FAX: (949) 443-0642




Trimfast  Group,  Inc.
Tampa,  Fl.  33602

November 13, 2000

Gentlemen,

We have reviewed the accompanying balance sheet of Trimfast Group, Inc. and its subsidiaries as of September 30, 2000, and the related statements of income, retained earnings and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All infor-mation included in these financial statements is the representation of the management of Trimfast Group, Inc.

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

As discussed in the December 31, 1999 financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the finan-cial statements that might be necessary should the Company be unable to continue as a going concern.


Respectfully  submitted,
/s/  John  P.  Semmens,  CPA
----------------------------
John  P.  Semmens  CPA

                              TRIMFAST GROUP, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
 AS OF DECEMBER 31, 1999 (Unaudited) AND SEPTEMBER 30, 1999 and 2000 (Unaudited)


                                     ASSETS
CURRENT ASSETS
                                                           DECEMBER 31, 1999    SEPTEMBER 30, 1999      SEPTEMBER 30, 2000
                                                             (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                                                         --------------------   --------------------   ---------------------
  Cash                                                               $35,858                $59,092                  $6,927
  Short-term investments                                               8,406                $41,220                      $0
  Accounts Receivable- Trade                                          88,281                318,407                  57,046
  Accounts Receivable- Other                                         279,250                512,278                 281,251
  Inventory                                                          281,313                377,270                 371,058
                                                         --------------------   --------------------   ---------------------
     Total Current Assets                                            693,108              1,308,267                 716,282

PROPERTY AND EQUIPMENT - NET                                       1,417,381              1,459,270               1,623,174

OTHER ASSETS
  Prepaid expenses                                                    42,857                 50,000                  31,395
  Deposits                                                            15,200                 15,000                 115,985
  Other long term investments                                                                     0               2,187,500
  Cash surrender value of life insurance                              12,636                 12,646                  12,636
  Software - Net                                                     210,814                228,705                 213,355
  Goodwill - Net                                                      52,754                 54,708               2,337,382
                                                         --------------------   --------------------   ---------------------
     Total Other Assets                                              334,261                361,059               4,898,253
                                                         --------------------   --------------------   ---------------------

TOTAL ASSETS                                                      $2,444,750             $3,128,596              $7,237,709
                                                         ====================   ====================   =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $718,362               $926,612              $1,116,571
  Income taxes payable                                                20,600                 20,600                  20,600
  Notes and loans payable                                            218,675                 33,881               1,746,613
  Stock Repurchase Commitment                                      1,278,750                      0                       0
  Convertible debentures                                           1,000,000              1,000,000               1,900,000
                                                         --------------------   --------------------   ---------------------
     Total Current Liabilities                                     3,236,387              1,981,093               4,783,784
LONG TERM LIABILITIES
  Notes and loans payable                                                  0                      0                  63,718
                                                         --------------------   --------------------   ---------------------
     Total Long Term Liabilities                                           0                      0                  63,718
                                                         --------------------   --------------------   ---------------------
TOTAL LIABILITIES                                                  3,236,387              1,981,093               4,847,502
                                                         --------------------   --------------------   ---------------------

REDEEMABLE PREFERRED STOCK
Preferred Stock, Class A, $0.01 par value; 20,000,000
  shares authorized 15,000 shares issued and outstanding
  as of  September 30, 1999, December 31, 1999 and
  September 30, 2000                                               1,923,051                      0               2,313,051

STOCKHOLDERS' EQUITY
  Preferred Stock, Class B, $ 0.01 par value;
    20,000,000 shares authorized; none issued and
    outstanding                                                            0                    150                       0
  Common Stock, $0.001 par value; 100,000,000 shares
    authorized 4,501,682;  4,540,978 and 5,223,638 shares
    issued and outstanding as of December 31, 1999,
    September 30, 1999 and 2000 respectively                           4,501                  4,541                   5,207
  Common Stock to be issued (20,000 shares) as of
    December 31, 1999 and September 30, 2000 and
   (8,000 shares) as of September 30, 1999                                20                      8                      20
  Additional Paid-in capital                                       7,187,947              6,936,610              14,858,317
  Accumulated deficit                                             (9,319,794)            (4,370,622)            (12,658,262)
  Other comprehensive loss                                           (21,737)                     0              (1,562,500)
  Less cost of treasury stock                                                              (139,547)
  Less common stock subscriptions receivable                         (90,625)              (925,312)                (90,625)
  Less common stock shares issued as security deposit               (475,000)              (358,325)               (475,000)
                                                         --------------------   --------------------   ---------------------
     Total Stockholders' Equity                                   (2,714,688)             1,147,503                  77,156
                                                         --------------------   --------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $2,444,750             $3,128,596              $7,237,709
                                                         ====================   ====================   =====================

           See Accompanying Notes to Consolidated Financial Statements



                              TRIMFAST GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE ONE YEAR ENDED DECEMBER 31, 1999 (Unaudited)
   AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 2000 (Unaudited)



                                    FOR THE ONE
                                       YEAR           FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                   DECEMBER 31,     SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,  SEPTEMBER 30,
                                       1999             1999            2000              1999           2000
                                    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                   --------------  --------------- ---------------  --------------  ---------------
NET SALES                                631,388          207,201         306,162         581,337        1,108,061

COST OF SALES                            396,072           89,925         220,284         408,495        1,055,514
                                   --------------  --------------- ---------------  --------------  ---------------

GROSS PROFIT                             235,316          117,276          85,878         172,842           52,546
                                   --------------  --------------- ---------------  --------------  ---------------

OPERATING EXPENSES

  Salaries and other compensation      1,094,575          208,215         289,049         505,372          795,479
  Commissions                              5,235           14,302           4,801          18,117          159,651
  Depreciation and amortization           78,211           54,202         419,545          54,202          520,719
  Professional fees                    5,513,080          505,576         130,518       1,467,900          341,574
  Bad debt expense                       293,977          102,723               0         102,723           42,944
  Selling, general and
    administrative expenses            1,023,931          249,593         198,980         623,451        1,044,286
  Travel and entertainment               149,908           54,240          36,414         132,249          131,344
                                   --------------  --------------- ---------------  --------------  ---------------
        Total Operating Expenses       8,158,917        1,188,851       1,079,307       2,904,014        3,035,997
                                   --------------  --------------- ---------------  --------------  ---------------

INCOME FROM OPERATIONS                (7,923,601)      (1,071,575)       (993,429)     (2,731,172)      (2,983,450)
                                   --------------  --------------- ---------------  --------------  ---------------

OTHER INCOME (EXPENSE)
  Realized gain on sale of
    trading securities - net              (1,957)             499               0             499           (7,776)
  Unrealized gain on sale of
    trading securities- net                                     0               0         (18,549)               0
  Gain (Loss) on disposal of
    equipment                              2,250                0         (15,211)              0          (15,211)
  Write-off of leasehold
    improvements                          (2,476)               0               0               0                0
  Interest expense                      (302,408)        (354,569)              0        (354,569)        (250,000)
                                   -------------  ---------------  --------------   --------------  ---------------
       Total Other Income
       (Expense)                        (304,591)        (354,070)        (15,211)       (372,619)        (272,987)
                                   -------------  --------------- --------------     ------------  ---------------
NET INCOME/ (LOSS)                    (8,228,192)      (1,425,645)     (1,008,639)     (3,103,791)      (3,256,437)
                                    ============  ===============   ==============  ==============  ===============
EXTRAORDINARY ITEM
  Loss on extinguishment of debt        (150,979)               0               0               0                0
                                   --------------  --------------- ---------------  --------------  ---------------
NET LOSS                              (8,379,171)      (1,425,645)     (1,008,639)     (3,103,791)      (3,256,437)
                                   =============  ===============  ===============  ==============  ===============


OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized (loss) gain on
  available for-sale securities -
  net                                   (21,737)               0      (3,781,250)              0        (1,562,500)

                                   -------------  --------------- ---------------  --------------  ---------------
Comprehensive (loss) income          (8,400,908)       (1,425,645)    (4,789,889)     (3,103,791)       (4,818,937)
                                   =============  =============== ===============  ==============  ===============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTETD                       (2.02)            (0.31)         (0.20)          (0.77)            (0.66)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING - BASIC AND
DILUTED                               4,119,893         4,574,887      5,129,110       4,028,972         4,949,704


           See Accompanying Notes to Consolidated Financial Statements


                              TRIMFAST GROUP, INC.
                   INTERIM CONSOLIDATED STATEMENT OF CASHFLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 (Unaudited)


                                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999       SEPTEMBER 30, 2000
                                                                (UNAUDITED)             (UNAUDITED)
                                                            --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                             (3,103,791)               (3,256,437)
      Adjustments to reconcile net income (loss)
          to net cash flows from operating activities:
          Depreciation and amortization                                 54,202                   520,719
          Bad debt expense                                               6,498                    42,944
          Unrealized gain on short term investments                    (18,459)                        0
          Issuance of common stock for professional
            services                                                 1,238,505                   152,344
          Increase in liquidated damages                                     0                   270,000
      Changes in operating assets and liabilities
      (Increase) decrease in :
          Accounts receivable                                         (472,796)                   31,235
          Prepaid expenses                                             (50,000)                   11,462
          Inventory                                                   (188,533)                  (89,745)
      Increase (decrease) in :
          Accounts payable and other liabilities                       300,845                   398,209
                                                            --------------------    --------------------
               Total adjustments                                       870,262                 1,337,168
                                                            --------------------    --------------------
         Net cash (used in) provided by operating                   (2,233,529)               (1,919,269)
      activities
                                                            --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) decrease in :
          Short term investments                                       (25,923)                    8,406
          Due from employees                                             5,800                         0
          Property and equipment                                    (1,764,682)                  (65,198)
          Due from affiliate                                             5,945                         0
          Cash surrender value of life insurance                        (4,529)                        0
          Deposits                                                      (4,381)                 (100,785)
                                                            --------------------    --------------------
      Net cash (used in) provided by investing
      activities                                                    (1,787,770)                 (157,577)
                                                            --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from borrowings                                     961,781                   466,741
          Purchase of treasury stock                                  (116,013)                        0
          Proceeds from issuance of common stock                     1,628,942                 1,000,000
          Proceeds from issuance of preferred stock                  1,500,040                         0
          Due to stockholder/ officer                                        0                   581,174
                                                            --------------------    --------------------
      Net cash provided by (used in) financing
      activities                                                     3,974,750                 2,047,915
                                                            --------------------    --------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                    (46,549)                  (28,931)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                          105,641                    35,858
                                                            --------------------    --------------------
CASH AND CASH EQUIVALENTS - PERIOD END                                  59,092                     6,927
                                                            ====================    ====================


           See Accompanying Notes to Consolidated Financial Statements


                              TRIMFAST GROUP, INC.
              INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
      FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 and 1999 (Unaudited)
            AND THE NINE MONTHS ENDED SEPETMBER 30, 2000 (Unaudited)

                                                                                                 SHARES
                             COMMON STOCK                                                        ISSUED
                              AND COMMON       ADDITIONAL PREFERRED STOCK                OTHER    AS A
                           STOCK TO BE ISSUED   PAID IN        ISSUED      ACCUMULATED   COMP.  SECURITY  SHARES TREASURY
                             SHARES   AMOUNT    CAPITAL    SHARES   AMOUNT   DEFICIT     LOSS    DEPOSIT ADVANCED STOCK     TOTAL
                           ---------  ------   ----------  -------  -----   ---------   -------  -------  ------  -----    ---------
BALANCE JANUARY 1, 1998    1,286,625  $1,287        ($287)       -      -   ($151,846)        -        -       -      -   ($150,846)

Issuance of common stock      63,924     $64     $187,736        -      -           -         -        -       -      -    $187,800
for cash

Issuance of common stock
in exchange to related
party in exchange for
$40,000 debt                  19,500     $19      $39,981        -      -           -         -        -       -      -     $40,000

HLHK equity at August 12,
1998                         817,749    $818     $441,083        -      -  (1,122,218)        -        -       -      -   ($680,317)

Reclassification pursuant
to recapitalization                -       -  ($1,122,218)       -      -   1,122,218         -        -       -      -          $0

Common stock issued to
employees                        500       -            -        -      -           -         -        -       -      -          $0

Common stock issued to
attorney for services          5,000      $5          ($5)       -      -           -         -        -       -      -          $0

Common stock issued in
exchange for debt of HLHK
principal stockholder         75,000     $75     $491,123        -      -           -         -        -       -      -    $491,198

Issuance of common stock
in exchange for
stockholder loans             70,358     $70     $126,574        -      -           -         -        -       -      -   $126,644

Compensation to principal
stockholder                        -       -     $762,000        -      -           -         -        -       -      -    $762,000

Purchase of treasury stock
at cost                            -       -            -        -      -           -         -        -       -(23,534)   ($23,534)

Net income 1998                    -       -            -        -      -    (739,974)        -        -       -      -   ($739,974)

                           ---------  ------   ----------  -------  -----   ---------   -------  -------  ------ ------   ---------
Balance, December 31, 1998 2,338,656  $2,338     $925,987        -      -   ($891,820)        -       -        -(23,534)    $12,971
                           =========  ======   ==========  =======  =====   =========   =======  =======  ====== ======   =========
Issuance of common stock
for cash                   1,058,005  $1,058   $1,659,817        -      -           -         -        - (90,625)     -   1,570,250

Issuance of common stock
in exchange for
consulting and other
professional services        918,300    $918   $4,744,143        -      -           -         -        -       -      -  $4,745,061

Issuance of common stock
to employees                 104,900    $105     $500,075        -      -           -         -        -       -      -    $500,180

Issuance of convertible
debentures                         -       -     $250,000        -      -           -         -        -       -      -    $250,000

Issuance of Preferred Stock        -       -   $1,499,890   15,000    150           -         -        -       -      -  $1,500,040

Issuance of common stock
option                             -       -     $413,780        -      -           -         -        -       -      -    $413,780

Return of common stock in
repayment of debt            (50,000)   ($50)   ($399,950)       -      -           -         -        -       -      -   ($400,000)

Issuance of common stock
as a security deposit for
inventory line of credit     100,000    $100     $474,900        -      -           -         - (475,000)      -      -          $0

Issuance of common stock
in exchange for loans         51,821     $52     $272,956        -      -           -         -        -       -      -    $273,008

Purchase and sale of
treasury stock - net              -        -            -        -      -     (48,803)        -        -       - 23,534    ($25,269)

Unrealized losses on
available-for-sale
securities                        -        -            -        -      -           -  ($21,737)       -       -      -    ($21,737)

Commitment to repurchase
shares of treasury stock          -        -   (1,278,750)       -      -           -         -        -       -      - ($1,278,750)

Reclassification of
preferred to redeemable
preferred stock                   -        -  ($1,874,901) (15,000)( $150)          -         -        -       -      - ($1,875,051)

Net Loss 1999                     -        -             -       -      -  (8,379,171)        -        -       -      - ($8,379,171)

                           ---------  ------   ----------  -------  -----   ---------   -------  -------  ------  -----   ---------
Balance,December 31, 1999  4,521,682   4,521    7,187,947        0     0   (9,319,794)  (21,737)(475,000)(90,625)     0  (2,714,688)
                           =========  ======   ==========  =======  =====   =========   =======  =======  ======  =====   =========




                              TRIMFAST GROUP, INC.
              INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
      FOR THE ONE YEAR PERIODS ENDED DECEMBER 31, 1998 and 1999 (Unaudited)
            AND THE NINE MONTHS ENDED SEPETMBER 30, 2000 (Unaudited)

                                  COMMON
                                STOCK AND
                                  COMMON                   PREFERRED                             SHARES
                               STOCK TO BE     ADDITIONAL    STOCK                   OTHER    ISSUED AS A
                                  ISSUED        PAID-IN      ISSUED    ACCUMULATED   COMP.      SECURITY  SHARES  TREASURY
                             SHARES    AMOUNT   CAPITAL  SHARES  AMOUNT DEFICIT       LOSS       DEPOSIT  ADVANCED STOCK      TOTAL
                            ---------  ------  ---------- -----  -----  --------   -----------   -------   ------  ----   ----------
Issuance of common stock
for professional services     25,000      $25     $84,350     -      -           -           -         -        -     -     $84,375

Preferred series A
dividends                          -        -          -      -      -    (120,000)          -         -        -     -   ($120,000)

Issuance of common stock
as settlement                 30,000      $30     $67,767     -      -           -           -         -        -     -     $67,797

Conversion of convertible
debenture                    112,776     $113     $99,887     -      -           -           -         -        -     -    $100,000

Issuance of common stock
for acquistion of
Nutrition Clubstores         570,000     $570  $2,778,180     -      -           -           -         -        -     -  $2,778,750

Return of common stock
from cancelled contracts     (40,000)    ($40)   ($37,929)    -      -      37,969           -         -        -     -          $0

Securities issued for
acquisitioin of Max Muscle     7,500       $8     $19,365     -      -           -           -         -        -     -     $19,373

Contributed capital                -        -  $3,750,000     -      -           -           -         -        -     -  $3,750,000

Unrealized loss on
available-for-sale
securities                         -        -           -     -      -           - ($1,562,500)        -        -     - ($1,562,500)

Settlement on share
repurchase commitment              -        -    $658,750     -      -           -           -         -        -     -    $658,750

Beneficial conversion on
convertible debenture              -        -    $250,000     -      -           -           -         -        -     -    $250,000

Sale of securities held
for sale                           -        -           -     -      -           -     $21,737         -        -     -     $21,737

Net Loss as of  September
30, 2000                           -        -           -     -      -  (3,256,437)          -         -        -     -  (3,256,437)
                            ---------  ------  ---------- -----  -----  ----------  ----------   -------   ------  ----   ----------
Balance September 30, 2000  5,226,958  $5,227 $14,858,317     0     $0($12,658,262)($1,562,500)($475,000)($90,625)   $0     $77,157
                            =========  ======  ========== =====  =====  ==========  ==========   =======   ======  ====   ==========



                      TrimFast Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)


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

(B)     Accounts  Receivable  -  Other
        ------------------------------

Components of A/R - Other is as follows:  12/31/99    9/30/99    9/30/00
                                          --------    -------    -------
     Due from Millennium                  $279,250   $259,558   $281,251
     Due  from  Immmu/Immcel                     0    $50,000          0
     Stock held in escrow securing loan          0   $199,790          0
     Other                                       0      2,930          0
                                          --------    -------   --------
                                          $279,250   $512,278   $281,251
                                          ========    =======   ========

                      TrimFast Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)


NOTE  2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - Cont'd
-------------------------------------------------------------------------------


(C)     Inventory
        ---------

Components of inventory are as follows:  12/31/99    9/30/99    9/30/00
                                         --------    -------    -------

     Finished  Goods                     $224,784   $320,296   $338,980
     Product  Components                   56,529     56,974     32,078
                                         --------   --------   --------
          Total                          $281,313   $377,270   $371,058
                                         ========   ========   ========


The Company performs quarterly inspections of inventory to identify expired or obsolete items. Any merchandise, which has past its expiration date, or has been deemed obsolete by management, is removed from inventory and written off.
(See note 6 Litigation)

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
--------------------------------

A.  Common  Stock

In March we issued 570,000 shares of our common stock for the acquisition of Nutrition Clubstores, Inc. (See Note 5 (A)) and 10,000 shares of our common stock in exchange for legal services associated with SEC filings. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in connection with the offering and the transaction did involve a public offering.

In May we canceled 20,000 shares of the Company's common stock that was returned as a result of our cancellation of the consulting contract from 1999. In June we canceled 20,000 shares of the Company's common stock that was returned as a result of our cancellation of the consulting contract from 1999. In June we issued 7,500 shares of the Company's common stock in accordance with the asset purchase agreement with Max Muscle (See Note 5 (B)). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We believed section 4(2) was available because there was no general solicitation or advertising used in

                      TrimFast Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)



NOTE  3  -  EQUITY  TRANSACTIONS - Cont'd
-----------------------------------------

connection with the offering and the transaction did not involve a public offering.

In July we issued 15,000 shares of the Company's common stock in exchange for legal Services associated with the various lawsuits against us and 10,000 shares of the Company's common stock as settlement of a lawsuit against us. In August we issued 112,776 shares of the Company's common stock to CALP II Limited Partnership in exchange for $100,000 of the convertible debenture held by them and 20,000 shares of the Company's common stock as settlement of a consulting agreement.


B.  Convertible  Debenture.

   1. Gibralt U.S., Inc. and FACS Enterprises, Inc.

On April 25, 2000 the Company entered into two convertible debenture agreements, with Gibralt U.S., Inc., a Colorado Corporation and FAC Enterprises, Inc. a Pennsylvania Corporation, each providing for the sale of $500,000 of its convertible debentures due July 13, 2001 with interest at 12%. The proceeds will be used to open additional Nutrition Clubstores and produce and broadcast the commercial spots for our WCW Ultra Energy Bars. On April 28, 2000 we received the first $1,000,000. The outstanding principal amount of debentures is convertible at the option of the holder into the Companies' Common Stock at the lower of (I) Two and 50/100 Dollars ($2.50) per share; or (ii) seventy-five percent (75%) of the closing bid price of the Companies' publicly traded common stock on the Closing Date. As to the Closing on April 28, 2000, the conversion price is therefore about $2.00 per share for the first $1,000,000 of debentures. No later than June 9, 2000, the Company was required to fi1e a registration statement on Form S-2 under the Securities Act and under all applicab1e Blue Sky laws covering the Common Stock. By August 26, 2000, the Company is required to have caused such registration statement to be declared effective by the SEC, all at the Company's sole cost and expense. Because the Company (a) has failed to file a registration statement covering the Common Stock issuable upon conversion of the Convertible Debentures, within 45 days of the first Closing Date and (b) in the event the Company fails to have a registration statement declared effective by the Securities and Exchange Commission within 120 days of the first Closing Date, Company shall automatically be subjected to penalties. The Company for each month or partial month while the default is continuing shall either:
(a) Make a payment of Fifty  Thousand  Dollars  ($50,000) to the  Purchaser;  or
(b)deliver Twenty Thousand (20,000) shares of the Companies common stock to the Purchaser, whichever the Purchaser elects. The purchasers in the aggregate therefore, may receive up to One Hundred Thousand Dollars ($100,000) in cash per month commencing June 9, 2000. We cannot predict when a registration statement will be filed and be declared effective. As of August 9, 2000, the liquidated damages amounted to $200,000, in cash, or 80,000 shares of Common Stock. We have granted the purchasers a security interest in all of the 500,000 shares of common stock of Insiderstreet.com (NSDR) that our Company owns to secure our obligations to the debentureholders. The Company believes that the exemption under Section 4(2) was available for this private placement. Additionally, the Company pledged a parcel of real property at 2555 Blackburn Street, Clearwater, Florida.


   2. CALP II Limited Partnership

On August 29th CALP II converted $100,000 on its outstanding convertible debenture for 112,776 shares of the Company's common stock.

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)


NOTE  3  -  EQUITY  TRANSACTIONS  -  Cont'd
-------------------------------------------

C.  Notice  of  Default

We have received notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S Roberts Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock that each seeks redemption of its holdings, a total of 15,000 preferred shares issued to these investors. The investors seek a total of $1,875,000 for the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated damages. The redemption requirement applies unless the Company has registered the Common Stock issuable upon conversion by the holders. The Company is unable to register the underlying common stock at this time because it cannot file a registration statement with the Securities and Exchange Commission that complies with the accountants' report requirements. The Company was required to cause a registration statement covering the shares to be declared effective before November, 1999. There can be no assurances that we will ever be in a position to file a registration statement that complies with the applicable requirements. (See Note 5)Therefore an account for Redeemable Preferred Stock has been established to include the original redemption of $1,875,000 and an accrual for Dividends and liquidating damages.


D. Additional Paid-In Capital

In February Michael Muzio contributed 500,000 shares of restricted stock of Insiderstreet.com, Inc. to the Company. The shares were valued at the $7.50 based on the quoted trading price on the date of contribution. The shares contributed are less than 20% of issued and outstanding shares of Insiderstreet.com, Inc. and is accounted for as a long-term investment.


NOTE 4 - MARVEL LICENSE AGREEMENT

On February 25, 2000 the Company executed a licensing agreement with Marvel Characters, Inc. to produce and market a childrens chewable Multi-Vitamin and mineral supplement of the character Spider-Man.

The license commences on March 1, 2000 and expires on December 1, 2001. The agreement includes a 9% royalty rate to be paid to Marvel on net sales with the following minimum royalty guarantees. $100,000 was paid at signing of the agreement and is posted to prepaid expenses and will be amortized over the life of the agreement. $50,000 to be paid on or before March 1, 2001.


NOTE  5  -  ACQUISITIONS
------------------------

(A) -  Nutrition  Clubstores

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)


NOTE  5  -  ACQUISITIONS - Cont'd
----------------------------------

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

                              TrimFast Group, Inc.
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 2000
                                   (Unaudited)



NOTE  6  -  LITIGATION - Cont'd
--------------------------------

The Company is subject to various other lawsuits, investigations and claims primarily relating to amounts due to vendors which, in the opinion of management, arise in the normal course of conducting Company business. Appropriate amounts have been accrued at September 30, 2000. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such remaining proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

Sheri Peck v. Trimfast Group, Inc., et al. (Case No.1:99CV374) During June,we negotiated a settlement whereby we agree to pay $3,000 cash and 10,000 shares of the Company's restricted common stock. In July we paid the cash and issued the shares described above in settlement of this case.

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

On July 21, 2000 the Company entered into a settlement with Slim-fast Foods Co. on their claim of patent infringement. (civil action number 00 Civ. 4380 (LLS) in the U.S. District court southern district of New York) The settlement allows TrimFast to continue selling our weight loss pills under the TrimFast name, but restricts us from selling weight loss bars labeled with the TrimFast name after current inventory is sold or September 20, 2000, at which time the Company agreed to provide Slim-fast an affidavit attesting to the destruction of any remaining bars. On September 20th, the Company had in its possession approximately 10,000 bars of assorted flavors. In accordance with the agreement the Company donated all the bars to a local food bank. The financial impact of the transaction resulted in a charge of $4,396.

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


Note 7 - Subsequent Events
---------------------------


On November 2, 2000, TrimFast Group, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. (U.S. Bankruptcy Court, Middle District of Florida, Tampa Division, Case No. 00-17003-8C1) Two days after the petition was filed, the Company agreed in principle with a Series A Preferred Debenture Holder (Crenshire Capital, LP - Case No. 00C3510) to settle a lawsuit which had been previously disclosed. The settlement obviated the need for a Chapter 11 proceeding. The Company intends to file a Motion for Withdrawal of its Petition in Bankruptcy by November 15, 2000 and should such Motion not be granted by November 15, 2000, the Company, if necessary, will file Form 8-K within the 15 days proscribed by the Rules.

TRIMFAST  GROUP,  INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL  STATEMENT  PRESENTATION


RESULTS  OF  OPERATIONS.

September  30,  2000  as  compared  to  September  30,  1999

Sales for the nine months ended September 30, 2000 were $1,108,061 as compared to $581,337 for nine months ended September 30, 1999. Cost of sales increased from $408,495 as of September 30, 1999 to $1,055,514 as of September 30, 2000.
This  increase  in cost of sales is a result  of our  acquisition  of  Nutrition
Clubstores and the lower margins on the products in inventory we acquired. Additionally, we felt the inventory levels carried in each store were too high, and decided to discount prices on items we decided not to carry any longer.

Our salaries and compensation increased from $505,372 for the nine months ended September 30, 1999 to $795,479 for the nine months ended September 30,2000 for several reasons. The 1999 balance does not include a full 9 months compensation for Nutrition Cafe, which we opened in June 1999, or the Cooler Group, which we acquired in May 1999. The largest portion of the September 2000 balance is from salaries and wages for Nutrition Clubstores employees. During the quarter we dramatically changed the pay structure for all employees and terminated the higher paid salaried employees. The balance of the change relates to upgrading positions at the corporate level to handle the increased responsibilities associated with being a publicly traded company and additional support staff. Moreover, the employment market in Tampa has been highly competitive in 2000 resulting in our company paying higher wages to all employees to retain and recruit qualified employees.

For the nine months ended September 30, 2000, we recorded $341,574 in Professional fees as compared to $1,467,900 for the nine months ended September 30, 1999. During 2000, approximately $50,000 represents non-cash issuance of common stock in exchange for legal services related to SEC filings and approximately $45,000 represents non-cash issuance of common stock as settlement of a consulting contract Approximately $150,000 were for legal fees associated with various lawsuits. Approximately $84,000 were accounting costs associated with the year end audit and SEC filings. Of the remaining balance, approximately $5,000 was paid for filing fees associated with SEC filings and approximately $8,000 was paid to various business consultants. During 1999, non-cash issuances of stock resulted in approximately $515,000 paid on various consulting contracts for public relations, approximately $205,000 paid for legal fees and approximately $590,000 paid for various consulting contracts in the set up of Nutritioncafe.com. Additionally, approximately $88,000 was paid for various consultants for public relations, $15,000 was paid to certified public accountants, approximately $20,000 was paid for legal fees and approximately $35,000 was paid for various professional services.

Selling general and administrative expenses were $1,044,286 and $623,451 for the nine months ended September 30, 2000 and 1999 respectively. The increase is related to the additional locations associated with Nutrition Clubstores.

Net loss before comprehensive income for the nine months ended September 30, 2000 was $3,256,437. Net loss for the nine months ended September, 31 1999 was $3,478,802.

LIQUIDITY  AND  CAPITAL  RESOURCES.

September  30,  2000  as  compared  to  September  30,  1999

Total cash and cash equivalents as of September 30, 2000 were $6,927 as compared to $59,092 as of September 30, 1999.

Trade receivables were $57,046 as of September 30, 2000 and $318,407 as of September 30, 1999 including $267,240 related to Cutting Edge that was written off in December 1999.

Inventory as of September 30, 2000 was $371,058 as compared to $377,270 as of September 30, 1999.

Total current assets were $716,282 as of September 30, 2000 and $1,308,267 as of September 30, 1999 the change is related to the decline in trade receivables and cash as discussed above along with the redemption of shares held in escrow securing the note for the purchase of The Cooler Group.

Property and equipment increased from $1,459,270 on September 30, 1999 to $1,623,174 on September 30, 2000. The increase is related to the assets acquired with Nutrition Clubstores.

We also experienced an increase in liabilities. Accounts payable increased from $926,612 on September 30, 1999 to $1,116,571 on September 30, 2000. The large increase is the result of our acquisition of Nutrition Clubstores which had approximately $300,000 in outstanding payables as of September 30, 2000.


Part II.  Other Information

Item 1. Legal Proceedings.

On June 9, 2000, The Company was sued based upon a breach of a securities purchase agreement. Plaintiff believes their cause of action exceeds $2.2 million; The Company believes damages, if any, would be within $100,000. Discovery is underway, and no final hearing has been set in this matter.
Cranshire Capital, L.P., et al. v. Trimfast Group, Inc., U.S. District Court, Northern District of Illinois, Case # 00 C 3510. On June 14, 2000 The Company was sued for a breach of service agreement. Damages of $15,000 are being claimed. The Company has filed a denial. Discovery is underway, and no final hearing has been set. Creative Solutions Interactive, Inc., v. Trimfast Group, Inc., Circuit Court, Hillsborough County, Florida, Case # 00 3512. On February 15, 1999, the Company was sued for a breach of account stated. Final judgment was entered against the Company on June 4, 1999 in the amount of $10,737.72 plus interest and court costs. At present time, discussions are ongoing regarding a settlement. DLB Printing, Inc. v. Trimfast, Inc., County Court, Hillsborough County, Florida, Case # 99 2303 CCI. On March 23, 2000, the Company, along with Trimfast, Inc. was sued on an account stated in the amount of $14,356.49. An answer has been filed, denying the allegations. It is admitted that the monies are owed by Trimfast, Inc. but not the Company. The trial has not yet been set. Americraft Carton, Inc. v. Trimfast Inc., a/k/a Trimfast Group, Inc. County Court, Hillsborough County, Florida, Case # 2000-4978 CC. In April 2000, the Company was sued on a cause of action premised upon a letter agreement between the two parties. A settlement has been reached in this case, whereby the Company agrees to pay the Plaintiff the sum of $620,000 on or before July 2001. Upon payment, this action will be dismissed. Aryeh Trading v. Trimfast Group, Inc., Circuit Court, Pinellas County, Florida, Case # 2000-802-C1-21. On June 14, 1999, the Company was used for monies owned on an account stated. The amount of the claim is $10,456.60. This matter has not yet been set for a Final Hearing. An Offer to Settle has been extended by the Company in the amount of $6,000. L&N Label Company v. Trimfast, Inc., County Court, Hillsborough County, Florida, Case # 99-8611-CC. On January 24, 2000, the Company was sued for damages resulting from an account stated. Plaintiff seeks $7,777.45 plus court costs and interest. No final hearing has been set in this matter. NCA Medical Labs, Inc.
v. Trimfast,  Inc., County Court,

Hillsborough County, Florida, Case # 00-1232 CC. On June 8, 2000, the Company was sued based on an account stated in the amount of $46,740.36. The Company has filed a denial. No final hearing has been set. Nutripro Distribution Systems. v. Nutrition Clubstores, Inc., Circuit Court in Dade County, Florida, Case # 00-14364 CA 01. On December 6, 1999, the Company was sued based on an account stated. Plaintiff corporation has filed for bankruptcy protection in federal court, and this matter has been stayed. Phillips Pharmatech Labs, Inc. v. Trimfast, Inc., Circuit Court of Pinellas County, Florida, Case # 99-4667. On February 4, 2000, the Company was sued for services rendered. A final judgment was entered against the Company in the amount of $5,678.59. Settlement discussions on the retirement and satisfaction of this judgment are ongoing. Popov and McCullough, LLP v. Trimfast Group, Inc., Superior Court of California, Los Angeles County, Case # GIC 742910. On June 5, 2000, the Company was sued for breach of contract for services rendered. The Company has denied all allegations and discovery is ongoing. No final hearing has been set in this matter. Sansom
v. Trimfast Group, Inc. and Michael Muzio, individually, et al. United States District Court, District of Utah, Central Division, Case # 2-00CV0527S. On June 7, 1999, the Company was sued based upon the distribution of a product that may have been unsafe when consumed. Discovery is ongoing, but no final hearing has been set. Jensen vs. Body Life Sciences, Trimfast Group, et al., District Court, State of Idaho, Case # CV PI 9900250D. On March 27, 2000, the Company was sued by plaintiff who alleges that the Company improperly canceled 600,000 shares of Company Stock. On August 2, 2000 the United States Magistrate Judge dismissed the case with prejudice. Gainsfor Ventures, SA, et al. v. Trimfast Group, Inc., et al., United States District Court, Southern District of New York, Case # 00 CV 2299.


Item 2.  Changes in Securities and Use of Proceeds.

Since each of the Series A shareholders seeks redemption, the Company is obligated to redeem them pro rata in accordance with their holdings. The Company, a Nevada corporation, is subject to the provisions of Nevada law concerning a corporation's right to pay dividends, which is limited by the legal availability of funds for the payment thereof. A Nevada corporation can pay dividends that do not impair the corporation's capital, but no more than that. The Company is legally prohibited from making dividends unless or until making such payment will not impair the company's capital after the payment. The Series A Preferred stock is also junior to all Company debts, obligations, accounts payable or absolute liabilities, whether or not there are any liens recorded.
However, Series A Preferred is entitled to payment before any dividend, distribution or redemption of the holders of the Company's Common Stock. A total of $1,875,000 as of May 25, 2000 was the amount that the Company is obligated to pay to redeem all of the presently outstanding Series A Preferred. In addition to the redemption price above, the Preferred stockholders assert that the Company remains obligated to pay all accrued but unpaid regular dividends, totaling $120,000 at September 30, 2000, and liquidated damages of in an amount of $318,000. When the company does not promptly pay this redemption price, which we so shall be restricted from doing by the provisions of the Nevada law we referred to above in this paragraph, any of these above-mentioned or other creditors may seek available remedies to recover or establish their respective priorities as well. Regardless of the outcome, these creditors' remedies may distract management's time and attention and cause the Company to incur expenses, which may include costs of any such suit or action, such as opposing any actions which might include involuntary bankruptcy, involuntary liquidation or dissolution or others, or costs incurred by us or others to whom we may owe a duty of indemnification or defense, which may include affiliates of the Company or its principal shareholder or any of its Board of Directors or management.


Item 3.  Defaults under Senior Securities

We have received notice from Cranshire Capital, L.P., The DotCom Fund, LLC, S. Roberts Productions, LLC and Keyway Investments Limited, the subscribers to the Company's Series A Convertible Preferred Stock, that each seeks redemption of its holdings, a total of 15,000 preferred shares issued to these investors. The investors seek a total of $1,875,000 for the redemption of their Series A Preferred Stock plus all accrued but unpaid dividends and all accrued but unpaid liquidated damages. The redemption requirement applies unless the Company has registered the Common Stock issuable upon conversion by the holders. The Company is unable to register the underlying common stock at this time because it cannot file a registration statement with the Securities and Exchange Commission that complies with the accountants' report requirements. The Company was required to cause a registration statement covering the shares to be declared effective before November, 1999. There can be no assurances that we will ever be in a position to file a registration statement that complies with the applicable requirements. As of October 31, the Company has missed two dividend payments that total $120,000. Additionally, the liquidated damages, as of September 30, 2000 total $318,000.

Item 5. Other Information.

On November 2, 2000, TrimFast Group, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. (U.S. Bankruptcy Court, Middle District of Florida, Tampa Division, Case No. 00-17003-8C1) Two days after the petition was filed, the Company agreed in principle with a Series A Preferred Debenture Holder (Crenshire Capital, LP - Case No. 00C3510) to settle a lawsuit which had been previously disclosed. The settlement obviated the need for a Chapter 11 proceeding. The Company intends to file a Motion for Withdrawal of its Petition in Bankruptcy by November 15, 2000 and should such Motion not be granted by November 15, 2000, the Company, if necessary, will file Form 8-K within the 15 days proscribed by the Rules.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrimFast  Group,  inc.

/s/  Michael J. Muzio
----------------------------------------------
By:  Michael J. Muzio

Dated:  This 13th day of November, 2000