Form 10QSB
period 2002-03-31
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period                 to
                                   ---------------    ---------------


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

           NEVADA                                         32-0038621
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     21073 POWERLINE ROAD SUITE 57
          BOCA RATON, FLORIDA                               33433
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: 561-750-3922

                                 FORMER ADDRESS:
                      777 SL HARBOR ISLAND BLVD. SUITE 780
                                 TAMPA, FL 33602
             ------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,000,137 shares of common stock as of December 31, 2003.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a by a court.

YES [ ] NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRIMFAST GROUP, INC.

                                 Balance Sheets

                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
                   ASSETS
                   ------
Current assets                                   $         --      $         --

                                                 ------------      ------------
                                                 $         --      $         --
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities                              $         --      $         --


Contingency

Stockholders' equity (deficit):
   Preferred stock; $.01 par value;
    authorized 20,000,000 shares                           --                --
   Common stock; $.001 par value;
    authorized  100,000,000 shares;
    issued and outstanding 172,272 shares                 172               172
   Additional paid-in capital                      18,087,096        18,087,096
   Retained deficit                               (18,087,268)      (18,087,268)
                                                 ------------      ------------
     Total stockholders' equity                            --                --
                                                 ------------      ------------

                                                 $         --      $         --
                                                 ============      ============

                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                              Statements of Income

                                  Three months ended
                                       March 31
                                ----------------------
                                   2002          2001
                                ----------     -------

Revenues                        $       --     $    --
Operating expenses                      --       1,385
                                ----------     -------

Net income from operations              --      (1,385)

Provision for income taxes              --          --
                                ----------     -------

Net income                      $       --     $(1,385)
                                ==========     =======



Net income per common share     $       --     $ (.020)
                                ==========     =======

                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Cash Flows

                                                      Three months ended
                                                           March 31
                                                    ---------------------
                                                       2002         2001
                                                    ---------     -------

Cash flows from operating activities:

   Net loss                                         $      --     $(1,385)
   Adjustment to reconcile net loss to net cash
    provided by operating activities:
     Shares issued in exchange for debt                    --       1,385
                                                    ---------     -------

Net change in cash                                  $      --     $    --
                                                    =========     =======



Supplemental schedule of
  noncash financing activities -
   Common stock issued in exchange for services     $      --     $ 1,385
                                                    =========     =======

                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2002



1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Company: Trimfast Group, Inc. (the Company), formerly known as HLHK World Group, Inc., is incorporated under the laws of the state of Nevada. As more fully described below, on December 2, 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all prior operating activities. The company is currently dormant.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of March 31, 2002 and 2001 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         Stock based compensation: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

         Reporting comprehensive income (continued): changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three months ended March 31, 2002 and 2001.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 172,272 for the three months ended March 31, 2002 and 68,952 for the three months ended March 31, 2001.

         Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Preferred Stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

3.       Contingency
         -----------

         On December 2, 2001, the Company filed for protection under Chapter 7 of the United States Bankruptcy Code. On August 30, 2002, a shareholder purchased 20,000,000 shares of common stock for $23,500. The shares of common stock were issued on October 10, 2002. The proceeds from the sale of common stock was used to pay administrative expenses of the bankruptcy and for the purchase of all rights, title and interest of the bankruptcy estate subject to liens and encumbrances known and unknown, including any Internal Revenue Service liens and delinquent taxes. In addition, this shareholder agreed to honor all issued and outstanding common stock of the Company, rather than have those shares liquidated in bankruptcy. As a result of this purchase, the shareholder became the majority shareholder of the Company.

         Management believes that there are no such material liens, encumbrances, or delinquent taxes of the Company. Accordingly, no provision has been made in the accompanying financial statements for possible losses, if any, as the outcome of this matter is uncertain. In addition, there can be no assurances that such possible liabilities will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows in a particular period.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2002

4.       Subsequent Events
         -----------------

         On October 9, 2002, the Company's Board of Directors approved a 1-for-200 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying financial statements have been restated to reflect the reverse stock split.

         On October 10, 2002, the Board of Directors authorized the issuance of 1,000,000 share of common stock of the Company to an officer in exchange for management services. Management of the Company valued the shares issued at $.001 per share, the par value of the Company's common stock, and recorded compensation expense in that period of $10,000. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading price for its common stock and the limited volume of shares being traded.

         On December 3, 2002, the Company issued 500,000 shares of its common stock in exchange for cash proceeds of $50,000.

         On July 21, 2003, the Company entered into a Letter of Intent to purchase all of the outstanding common stock of Kadfield, Inc., dba Buy Micro in exchange for 2,000,000 share of the Company's common stock. Kadfield is a supplier of computer and electronic equipment and its customers are located nationwide. The acquisition of Kadfield, Inc. will be accounted for as a reverse merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We have no current operations. On December 2, 2001 filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code. (United States Bankruptcy Court for the Middle District of Florida File No. 01-18436-807. On August 30, 2002, a shareholder purchased 20 million shares (100,000 post split shares) of our common stock for $23,500. The proceeds from the sale of the common stock were used to pay administrative expenses of the bankruptcy and for the purchase of all rights, title and interest in the bankrupt estate subject to any liens and encumbrances including any Internal Revenue Service liens and delinquent taxes. In addition, the shareholder agreed to honor all issued and outstanding common stock of the Company, rather than have those shares liquidated as part of the bankruptcy proceeding.

PLAN OF OPERATIONS

We intend to look for small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, on July 2, 2003 we entered into a Letter of Intent to purchase all of the issued and outstanding shares of common stock of Kadfield, Inc. d/b/a Buy Micro in exchange for the issuance of 2 million shares of our common stock. Kadfield is a supplier of computer and electronic equipment. Closing of the transaction is subject to our ongoing due diligence. If we are successful in implementing this plan, our shareholders, despite incurring significant dilution, will benefit by owning an equity stake in an operating company. Michael Magno and Kenneth Hilowitz are our sole employees. Our success will be dependent upon their ability to locate prospective acquisition candidates. If we cannot identify an acquisition candidate, it is unlikely that we will be able to continue our operations without a significant infusion of capital, of which there can be no assurance.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 we had no revenues. We had no revenues for the corresponding period in 2001. We reported no expenses for the quarter ended March 31, 2002 as compared to expenses of $1,385 for the period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 and as of December 31, 2001 we had no assets or liabilities. Unless we receive a significant capital infusion, it is unlikely that we will be able to continue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our planned operations is dependent upon our ability to secure additional financing. Changes in interest rate may make the cost of securing additional financing beyond our reach. As a result, we may not be able to implement our business plan. .

We compete in a highly competitive market . Technology is constantly changing. Unless we continue to update our technology and our products, it is likely that the consumer will choose more user friendly and technically superior products. Our success will also be dependent upon general economic conditions and the ability to accomplish our goals, of which there can be no assurance.

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Michael Magno, and Kenneth Hilowitz, our chief financial officer. Based upon that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to Mr. Magno or Mr. Hilowitz to allow timely decisions regarding required disclosure.

CHANGE IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

Since January 2001 we issued a total of approximately 21,935,296 shares of our common stock to various shareholders. Of this total, we issued in November 2002 a total of 20,327,865 shares were issued to Gene Foland and 1,000,000 shares to Michael Magno. The shares issued to Mr. Foland were in connection with the purchase of the TrimFast shell from the bankruptcy court. The shares issued to Mr. Magno were issued in connection with his agreement to serve as our president and chief financial officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

None.

EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT
--------------                 ----------------------

31.1 Certification of President and Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of chief financial officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TrimFast Group, Inc
                                                           (Registrant)

                                                  By:      /s/ Michael Magno
Date:   March 12,  2004                           --------------------------


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                Title
----------                -----


/S/ MICHAEL MAGNO         President/Chief Executive Officer/Director     3/12/04
--------------------
Michael Magno


/s/ Kenneth Hilowitz      Chief Financial Officer                        3/12/04
--------------------
Kenneth Hilowitz