Form 10QSB
period 2002-06-30
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2002

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

     21073 POWERLINE ROAD, SUITE 57
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



                                                   June 30,        December 31,
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
                                                 ============      ============

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Operations

                                Three months ended          Six months ended
                                     June 30                    June 30
                            -----------------------    ------------------------
                                2002         2001          2002          2001
                            ------------   --------    -------------   --------

Revenues                    $         --   $     --    $          --   $     --
Operating expenses                    --     20,092               --     21,477
                            ------------   --------    -------------   --------
Net loss from operations              --    (20,092)              --    (21,477)
Provision for income taxes            --         --               --         --
                            ------------   --------    -------------   --------

Net loss                    $         --   $(20,092)   $          --   $(21,477)
                            ============   ========    =============   ========



Net loss per common share   $         --   $  (.221)   $          --   $  (.268)
                            ============   ========    =============   ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Cash Flows

                                                 Three months ended        Six months ended
                                                       June 30                  June 30
                                              ----------------------    ----------------------
                                                 2002         2001         2002         2001
                                              -----------   --------    -----------   --------
Cash flows from operating activities:

   Net loss                                   $        --   $(20,092)   $        --   $(21,477)
   Adjustments to reconcile
    net loss to net cash used for
    operating activities:
     Shares issued in exchange for debt                --     19,000             --     20,385
     Shares issued in exchange for services            --      1,092             --      1,092
                                              -----------   --------    -----------   --------
Net change in cash                            $        --   $     --    $        --   $     --
                                              ===========   ========    ===========   ========



Supplemental schedule of
  noncash financing activities -
   Common stock issued in exchange for
    debt or services                          $        --   $ 20,092    $        --   $ 21,477
                                              ===========   ========    ===========   ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2002

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of June 30, 2002 and 2001 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2002

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Reporting comprehensive income (continued): changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three and six months ended June 30, 2002 and 2001.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 172,272 for the three and six months ended March 31, 2002; 91,119 for the three months ended March 31, 2001; and 80,030 for the six months ended March 31, 2001.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2002

3.       Subsequent Events
         -----------------

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2002 we had no revenues. We had no revenues for the corresponding period in 2001. We reported no expenses for the quarter ended June 30, 2002 We had operating expenses of $20,092 in the prior corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 and as of December 31, 2001 we had no assets or liabilities. Unless we receive a significant capital infusion, it is unlikely that we will be able to continue in business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Michael Magno and Kenneth Hilowitz, our chief financial officer, Based upon that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to Mr. Magno and Mr. Hilowitz to allow timely decisions regarding required disclosure.

CHANGE IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

Since January 2001 we issued a total of 21,935,296 to various shareholders primarily in exchange for services rendered. Of this total, we issued in November 2002 a total of 20,327, 865 to Gene Foland and 1,000,000 shares to Michael Magno. The shares issued to Mr. Foland were in connection with the purchase of the TrimFast shell from the bankruptcy court. The shares issues to Mr. Magno were issued in connection with his agreement to serve as our president and chief executive officer.

In December 2002 we issued 500,000 shares of our common stock to John Stehn in consideration for $50,000.

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