Form 10QSB
period 2002-09-30
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period _______________ to _____________


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

YES [ ] NO [X]


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRIMFAST GROUP, INC.

                                 Balance Sheets


                                               September 30,     December 31,
                                                   2002              2001
                                               ------------      ------------
                   ASSETS
                   ------
Current assets                                 $         --      $         --


                                               $         --      $         --
                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities                            $         --      $         --


Contingency

Stockholders' equity (deficit):
   Preferred stock; $.01 par value;
    authorized 20,000,000 shares                         --                --
   Common stock; $.001 par value;
    authorized  100,000,000 shares;
    issued and outstanding 500,137 shares
    in 2002 (172,272 shares in 2001)                    500               172
   Common stock to be issued; 20,000,000 shares      23,500                --
   Additional paid-in capital                    18,152,341        18,087,096
   Retained deficit                             (18,176,341)      (18,087,268)
                                               ------------      ------------
     Total stockholders' equity                          --                --
                                               ------------      ------------

                                               $         --      $         --
                                               ============      ============

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Operations

                               Three months ended          Nine months ended
                                  September 30                September 30
                             -----------------------     ----------------------
                               2002          2001          2002          2001
                             --------      ---------     --------      --------

Revenues                     $     --      $      --     $     --      $     --
Operating expenses             89,073             --       89,073        21,477
                             --------      ---------     --------      --------
Net loss from operations      (89,073)            --      (89,073)      (21,477)
Provision for income taxes         --             --           --            --
                             --------      ---------     --------      --------

Net loss                     $(89,073)     $      --     $(89,073)     $(21,477)
                             ========      =========     ========      ========



Net loss per common share    $  (.227)     $      --     $  (.361)     $  (.193)
                             ========      =========     ========      ========

                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Cash Flows

                                                  Three months ended            Nine months ended
                                                     September 30                 September 30
                                                ------------------------     ----------------------
                                                  2002          2001           2002          2001
                                                --------      ----------     --------      --------
Cash flows from operating activities:
   Net loss                                     $(89,073)     $       --     $(89,073)     $(21,477)
   Adjustments to reconcile
    net loss to net cash used for
    operating activities:
     Shares issued in exchange for debt               --              --           --        20,385
     Shares issued in exchange for services       65,573              --       65,573         1,092
                                                --------      ----------     --------      --------
                                                 (23,500)             --      (23,500)           --

Cash flows from financing activities:

   Cash received from sale of
    common stock to be issued                     23,500              --       23,500            --
                                                --------      ----------     --------      --------

Net change in cash                              $     --      $       --     $     --      $     --
                                                ========      ==========     ========      ========

Supplemental schedule of
  noncash financing activities -
   Common stock issued
    in exchange for debt or services            $ 65,573      $       --     $ 65,573      $ 21,477
                                                ========      ==========     ========      ========

                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2002


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of September 30, 2002 and 2001 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2002


1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

         Reporting comprehensive income (continued): changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three and nine months ended September 30, 2002 and 2001.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 393,226 for the three months ended September 30, 2002; 246,732 for the nine months ended September 30, 2002; 172,272 for the three months ended September 30, 2001; and 111,159 for the nine months ended September 30, 2001.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2002

4.       Subsequent Events
         -----------------

         On October 9, 2002, the Company's Board of Directors approved a 1-for-200 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying financial statements have been restated to reflect the reverse stock split.

         On October 10, 2002, the Board of Directors authorized the issuance of 1,000,000 share of common stock of the Company to an officer in exchange for management services. Management of the Company valued the shares issued at $.001 per share, the par value of the Company's common stock, and recorded compensation expense in that period of $10,000. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

PLAN OF OPERATIONS

We intend to look for small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, on July 2, 2003 we entered into a Letter of Intent to purchase all of the issued and outstanding shares of common stock of Kadfield, Inc. d/b/a Buy Micro in exchange for the issuance of 2 million shares of our common stock. Kadfield is a supplier of computer and electronic equipment. Closing of the transaction is subject to our ongoing due diligence. If we are successful in implementing this plan, our shareholders, despite incurring significant dilution, will benefit by owning an equity stake in an operating company. Michael Magno and Kenneth Hilowitz are our sole employees. Our success will be dependent upon his ability to locate prospective acquisition candidates. If we cannot identify an acquisition candidate, it is unlikely that we will be able to continue our operations without a significant infusion of capital, of which there can be no assurance.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002 we had no revenues. We had no revenues for the corresponding period in 2001. We incurred operating expenses of $89,073 which resulted in a net loss of $(89,073) and a net loss per share of $ (.227). We had no expenses for the three months ended September 30, 2001 and incurred a net loss for the period ended September 30, 2001 of $21,477) or $ (.193) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 and as of December 31, 2001 we had no assets or liabilities. Unless we receive a significant capital infusion, it is unlikely that we will be able to continue operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Michael Magno, and Mr. Kenneth Hilowitz, our chief financial officer Based upon that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

                                           TrimFast Group, Inc
                                           (Registrant)

                                           By:      /s/ Michael Magno
Date:   March 12,  2004                    ------------------------------

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