Form 10QSB
period 2003-03-31
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended MARCH 31, 2003

[ ]      Transition  Report  pursuant to 13 or 15(d) of the Securities  Exchange
         Act  of   1934
         For the transition period __________________ to ________________


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

          NEVADA                                            32-0038621
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   21073 POWERLINE ROAD SUITE 57
       BOCA RATON, FLORIDA                                         33433
 ---------------------------------------                         -----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: 561-750-3922

                                 FORMER ADDRESS:
                      777 SL HARBOR ISLAND BLVD. SUITE 780
                                 TAMPA, FL 33602
      --------------------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,000,137 shares of common stock as of December 31, 2003.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a by a court.
YES [ ]   NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TRIMFAST GROUP, INC.

                                 Balance Sheets

                                                                       March 31,     December 31,
                                                                         2003            2002
                                                                     ------------    ------------
                                     ASSETS
                                     ------
Current assets -
   Cash                                                              $     16,547    $     43,424


                                                                     $     16,547    $     43,424
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities:
   Note payable                                                      $     10,000    $     10,000
   Accounts payable                                                         1,200             600
   Accrued payroll and payroll related liabilities                            304             360
   Other accrued liabilities                                                  647             647
                                                                     ------------    ------------
     Total current liabilities                                             12,151          11,607

Contingency

Stockholders' equity (deficit):
   Preferred stock; $.01 par value; authorized 20,000,000 shares               --              --
   Common stock; $.001 par value;  authorized  100,000,000 shares;
     issued and outstanding 22,000,137 shares                              22,000          22,000
   Additional paid-in capital                                          18,214,341      18,214,341
   Retained deficit                                                   (18,231,945)    (18,204,524)
                                                                     ------------    ------------
     Total stockholders' equity                                             4,396          31,817
                                                                     ------------    ------------

                                                                     $     16,547    $     43,424
                                                                     ============    ============

                             See accompanying notes

                              TRIMFAST GROUP, INC.

                            Statements of Operations


                                                            Three months ended
                                                                March 31
                                                          ----------------------
                                                            2003         2002
                                                          --------    ----------

Revenues                                                  $     --    $       --
Operating expenses                                          27,421            --
                                                          --------    ----------

Net loss from operations                                   (27,421)           --

Provision for income taxes                                      --            --
                                                          --------    ----------

Net loss                                                  $(27,421)   $       --
                                                          ========    ==========



Net loss per common share                                 $  (.001)   $       --
                                                          ========    ==========
                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                      Consolidated Statements of Cash Flows

                                                             Three months ended
                                                                  March 31
                                                           ------------------------
                                                             2003           2002
                                                           --------      ----------
Cash flows from operating activities:
   Net loss                                                $(27,421)     $       --
   Adjustment to reconcile net loss
    to net cash used for operating activities:
     Changes in liabilities:
       Accounts payable                                         600              --
       Accrued payroll and payroll related liabilities          (56)             --
                                                           --------      ----------
Net change in cash                                          (26,877)             --

Cash at beginning of period                                  43,424              --
                                                           --------      ----------

Cash at end of period                                      $ 16,547      $       --
                                                           ========      ==========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2003

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of March 31, 2003 and 2002 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Cash equivalents: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2003

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three months ended March 31, 2003 and 2002.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,000,137 for the three months ended March 31, 2003 and 172,272 for the three months ended March 31, 2002.

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

2.       Note Payable
         ------------

         The Company's note payable is to an individual. The note bears interest at 10% per annum and is unsecured. Principal and interest are due in October 2003.

3.       Preferred Stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

4.       Contingency
         -----------

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

         Management believes that there are no such material liens, encumbrances, or delinquent taxes of the Company. Accordingly, no provision has been made in the

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                 March 31, 2003

4.       Contingency (continued)
         -----------------------

         accompanying financial statements for possible losses, if any, as the outcome of this matter is uncertain. In addition, there can be no assurances that such possible liabilities will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows in a particular period.

5.       Subsequent Events
         -----------------

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 we had no revenues. We had no revenues for the corresponding period in 2001. We reported no expenses for the quarter ended March 31, 2003 of $27,421. We reported no expenses in the corresponding quarter during 2002. We had a net loss of $27,421 resulting in a loss per share of $(.001).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash of $16,547 as compared to cash on hand of $43,424 for December 31, 2002. Our current liabilities as of March 31, 2003 totalled $12,151 as compared to $11,607 as of December 31, 2002. We will require additional financing to fund ongoing operations.

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