Form 10QSB
period 2003-06-30
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended JUNE 30, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period _______________to ______________


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         NEVADA                                           32-0038621
-------------------------------                    ----------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


    21073 POWERLINE ROAD, SUITE 57
       BOCA RATON, FLORIDA                                            33433
 ---------------------------------------                           -----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code: 561-750-3922

                                 FORMER ADDRESS:
                      777 SL HARBOR ISLAND BLVD. SUITE 780
                                 TAMPA, FL 33602
             -----------------------------------------------------
             (Former name, former address and former fiscal period,
                          if changed since last report)

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRIMFAST GROUP, INC.
                                 Balance Sheets

                                                                        June 30,     December 31,
                                                                          2003           2002
                                                                     ------------    ------------
                                   ASSETS
                                   ------
Current assets -
   Cash                                                              $        157    $     43,424

                                                                     ------------    ------------
                                                                     $        157    $     43,424
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Note payable                                                      $     10,000    $     10,000
   Accounts payable                                                         1,600             600
   Accrued payroll and payroll related liabilities                          7,615             360
   Other accrued liabilities                                                1,532             647
                                                                     ------------    ------------
     Total current liabilities                                             20,747          11,607

Contingency

Stockholders' equity (deficit):
   Preferred stock; $.01 par value; authorized 20,000,000 shares               --              --
   Common stock; $.001 par value;  authorized  100,000,000 shares;
     issued and outstanding 22,000,137 shares                              22,000          22,000
   Additional paid-in capital                                          18,214,341      18,214,341
   Retained deficit                                                   (18,256,931)    (18,204,524)
                                                                     ------------    ------------
     Total stockholders' equity (deficit)                                 (20,590)         31,817
                                                                     ------------    ------------

                                                                     $        157    $     43,424
                                                                     ============    ============


                            See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Operations


                                 Three months ended              Six months ended
                                      June 30                       June 30
                               -------------------------     ------------------------
                                 2003            2002           2003          2002
                               --------      -----------     --------      ----------

Revenues                       $     --      $        --     $     --      $       --
Operating expenses               24,986               --       52,407              --
                               --------      -----------     --------      ----------
Net loss from operations        (24,986)                      (52,407)             --
Provision for income taxes           --               --           --              --
                               --------      -----------     --------      ----------

Net loss                       $(24,986)     $        --     $(52,407)     $       --
                               ========      ===========     ========      ==========


Net loss per common share      $  (.001)     $        --     $  (.002)     $       --
                               ========      ===========     ========      ==========


                            See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Cash Flows



                                                             Three months ended           Six months ended
                                                                  June 30                      June 30
                                                           ----------------------      ------------------------
                                                             2003          2002          2003            2002
                                                           --------      --------      --------      ----------
Cash flows from operating activities:
   Net loss                                                $(24,986)     $     --      $(52,407)     $       --
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Changes in liabilities:
       Accounts payable                                         400            --         1,000              --
       Accrued payroll and payroll
        related liabilities                                   7,311            --         7,255              --
       Other accrued liabilities taxes                          885            --           885              --
                                                           --------      --------      --------      ----------
                                                            (16,390)           --       (43,267)             --

Cash flows from financing activities:
   Cash received from sale of common stock                       --            --            --              --
                                                           --------      --------      --------      ----------

Net change in cash                                          (16,390)           --       (43,267)             --

Cash at beginning of period                                  16,547            --        43,424              --
                                                           --------      --------      --------      ----------

Cash at end of period                                      $    157      $     --      $    157      $       --
                                                           ========      ========      ========      ==========


                            See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2003


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of June 30, 2003 and 2002 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three and six months ended June 30, 2003 and 2002.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,000,137 for the three and six months ended June 30, 2003 and 172,272 for the three and six months ended June 30, 2002.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2003


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

PLAN OF OPERATIONS

We intend to look for small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, on July 2, 2003 we entered into a Letter of Intent to purchase all of the issued and outstanding shares of common stock of Kadfield, Inc. d/b/a Buy Micro in exchange for the issuance of 2 million shares of our common stock. Kadfield is a supplier of computer and electronic equipment. Closing of the transaction is subject to our ongoing due diligence. If we are successful in implementing this plan, our shareholders, despite incurring significant dilution, will benefit by owning an equity stake in an operating company. Except for our president, Michael Magno and Kenneth Hilowitz are our sole employees. Our success will be dependent upon his ability to locate prospective acquisition candidates. If we cannot identify an acquisition candidate, it is unlikely that we will be able to continue our operations without a significant infusion of capital, of which there can be no assurance.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2002 we had no revenues. We had no revenues for the corresponding period in 2002. We reported expenses of $24,986 for the quarter ended June 30, 2003 and incurred no expenses in the prior quarter. Our net loss for the three and six months ended June 30, 2003 totalled $24,986 and $52,407 respectively resulting in a loss per share of $(.001) and $(.002) respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had $157 in cash and current liabilities of $20,477 as compared to $43,424 in cash and total liabilities of $11,607. We used our cash to finance ongoing business operations. We will require additional funding to finance ongoing operations.

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

ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

None.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------- ----------------------------------------------------------------------
31.1 Certification of President and Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of chief financial officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     TrimFast Group, Inc
                                                         (Registrant)

                                                     By: /s/ Michael Magno
Date:   March 12,  2004                              -----------------------


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                     Title
----------                     -----

/S/ MICHAEL MAGNO              President/Chief Executive Officer
Michael Magno                  /Director                               3/12/04



/s/ Kenneth Hilowitz           Chief Financial Officer                 3/12/04
Kenneth Hilowitz