Form 10QSB
period 2003-09-30
TRIMFAST GROUP INC
filed 2004-03-15
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period ________ to _________

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TRIMFAST GROUP, INC.
                                 Balance Sheets

                                                        September 30,     December 31,
                                                            2003              2002
                                                        ------------      ------------
                    ASSETS
                    ------

Current assets -
   Cash                                                 $         57      $     43,424
                                                        ------------      ------------

                                                        $         57      $     43,424
                                                        ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------

Current liabilities:
   Note payable                                         $     10,000      $     10,000
   Accounts payable                                            1,600               600
   Accrued payroll and
    payroll related liabilities                               27,115               360
   Other accrued liabilities                                   5,456               647
                                                        ------------      ------------
     Total current liabilities                                44,171            11,607


Commitment and contingency


Stockholders' equity (deficit):
   Preferred stock;
    $.01 par value; authorized 20,000,000 shares                  --                --
   Common stock;
    $.001 par value; authorized 100,000,000 shares;
    issued and outstanding 22,000,137 shares                  22,000            22,000
   Additional paid-in capital                             18,214,341        18,214,341
   Retained deficit                                      (18,280,455)      (18,204,524)
                                                        ------------      ------------
     Total stockholders' equity (deficit)                    (44,114)           31,817
                                                        ------------      ------------

                                                        $         57      $     43,424
                                                        ============      ============

                             See accompanying notes

                              TRIMFAST GROUP, INC.
                            Statements of Operations


                              Three months ended       Nine months ended
                                 September 30            September 30
                             --------------------    --------------------
                                2003        2002       2003        2002
                             --------    --------    --------    --------

Revenues                     $     --    $     --    $     --    $     --
Operating expenses             23,524      89,073      75,931      89,073
                             --------    --------    --------    --------
Net loss from operations      (23,524)    (89,073)    (75,931)    (89,073)
Provision for income taxes         --          --          --          --
                             --------    --------    --------    --------

Net loss                     $(23,524)   $(89,073)   $(75,931)   $(89,073)
                             ========    ========    ========    ========



Net loss per common share    $  (.001)   $  (.227)   $  (.003)   $  (.361)
                             ========    ========    ========    ========


                             See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Cash Flows

                                                      Three months ended          Nine months ended
                                                          September 30               September 30
                                                    ----------------------      ----------------------
                                                      2003          2002          2003          2002
                                                    --------      --------      --------      --------
Cash flows from operating activities:
   Net loss                                         $(23,524)     $(89,073)     $(75,931)     $(89,073)
   Adjustments to reconcile net loss
    to net cash used for operating activities:
     Shares issued in exchange for services               --        65,073            --        65,573
     Changes in liabilities:
       Accounts payable                                   --            --         1,000            --
       Accrued payroll and
        payroll related liabilities                   19,500            --        26,755            --
       Other accrued liabilities taxes                 3,924            --         4,809            --
                                                    --------      --------      --------      --------
                                                        (100)      (23,500)      (43,367)      (23,500)

Cash flows from financing activities -
   Cash received from sale of common stock                --        23,500            --        23,500
                                                    --------      --------      --------      --------

Net change in cash                                      (100)           --       (43,367)           --

Cash at beginning of period                              157            --        43,424            --
                                                    --------      --------      --------      --------

Cash at end of period                               $     57      $     --      $     57      $     --
                                                    ========      ========      ========      ========
Supplemental schedule of
  noncash financing activities -
   Common stock issued in exchange for services     $     --      $ 65,573      $     --      $ 65,573
                                                    ========      ========      ========      ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2003



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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of September 30, 2003 and 2002 and for the three and nine months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three and nine months ended September 30, 2003 and 2002.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,000,137 for the three and nine months ended September 30, 2003; 393,226 for the three months ended September 30, 2002; and 246,732 for the nine months ended September 30, 2002.

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

4.       Commitment
         ----------

         On July 21, 2003, the Company entered into a Letter of Intent to purchase all of the outstanding common stock of Kadfield, Inc., dba Buy Micro in exchange for 2,000,000 share of the Company's common stock. Kadfield is a supplier of computer and electronic equipment and its customers are located nationwide. The acquisition of Kadfield, Inc. will be accounted for as a reverse merger.

5.       Contingency
         -----------

         On December 2, 2001, the Company filed for protection under Chapter 7 of the United States Bankruptcy Code. On August 30, 2002, a shareholder purchased 20,000,000 shares of common stock for $23,500. The shares of common stock were issued on

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                               September 30, 2003


5.       Contingency (continued)
         -----------------------

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


RESULTS OF OPERATIONS

For the three months ended September 30, 2003 we had no revenues. We had no revenues for the corresponding period in 2002. We reported a net loss of $(23,524) for the three months ended September 30, 2003 and have incurred a net loss of $(75,931) for the nine months ended September 30, 2003. This compares to a net loss of $(89,073) for both corresponding periods in 2002. We incurred a net loss per share of $(.001) fo r the three months ended September 30, 2002 and have incurred a net loss per share through September 30, 2003 of $ (.003).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 we had cash of $57 and total current liabilities of $44,171. As of December 31, 2002 we had cash of $43,424 and liabilities of $11,607. Unless we receive some type of capital infusion or identify a financing source, it is unlikely that we will be able to continue operations.

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