Form 10KSB
period 2002-12-31
TRIMFAST GROUP INC
filed 2004-04-08
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                           Commission File No. 0-26675

                              TRIMFAST GROUP, INC.
                 (Name of small business issuer in its charter)

NEVADA                                                           33-0038621
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

21073 Powerline Road, Suite 57 Boca Raton, FL                       33433
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number       (561)750-3922

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share.
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b- 2). [ ]

The Company's revenues for the fiscal year ended December 31, 2002 were $-0-.

The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price of $2.11 for the common stock on March 21, 2004, as reported on the Pink Sheets, was approximately $14,342,349. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 22,000,137 shares issued and outstanding as of March 1, 2004.

We have no preferred stock issued and outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference are listed as Exhibits 1-8, respectively, under Item 13.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              TRIMFAST GROUP, INC.
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I
Item  1.  Description of Business                                              4
Item 2.   Description of Property                                             15
Item 3.   Legal Proceedings                                                   15
Item 4.   Submission of Matters to a Vote of Security Holders                 15

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters            15
Item 6.   Management's Discussion and Analysis or Plan of Operation           16
Item 7.   Financial Statements                                                19
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            21

PART III
Item 9.    Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  22
Item 10.   Executive Compensation                                             23
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder matters.                                   25
Item 12.   Certain Relationships and Related Transactions                     26
Item 13.   Exhibits, List and Reports on Form 8-K                             26
Item 14.   Principal Accounting Fees and Services                             26

SIGNATURES                                                                    27

                                     PART I
                                     ------

This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward- looking" information. Forward- looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors" incorporated by reference into the section "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.


ITEM 1.  DESCRIPTION OF BUSINESS

TrimFast Group, Inc. ("TrimFast", "we", "us", "our", and "company" refers to TrimFast Group, Inc., a Nevada corporation unless the context otherwise requires).

We were previously involved in the vitamin and neutraceutical field. We tried to launch our own line of vitamin products and supplements. We were not successful and had to file for protection from creditors with the United States Bankruptcy Court. On August 30, 2002 Gene Foland paid the Bankruptcy Court a total of $23,500 for all rights, title and interest in the Bankrupt estate. The shareholders common stock equity position was retained as part of this transaction. In November 2002, Michael Magno, our current chief executive officer joined the company.

We are a developmental stage company and have no revenues to date. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were previously involved in the neutraceutical field and offered a line of nutritional supplements. We were not successful in this business and were required to file for protection from creditors under the U.S. Bankruptcy Code.

Since the shell entity was dismissed from bankruptcy, we have been looking to make an acquisition, a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere.

While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our discussion of the proposed business under this caption is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

"SHELL" CORPORATION

BACKGROUND.
Since the corporate shell was purchased in the bankruptcy proceeding in August 2002, we have conducted virtually no business operations to date and expect to conduct none in the future other than our efforts to effectuate a Business Combination, we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination Assuming our officers are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and our shareholders might not realize any type of profit.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS.
We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (I) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution.

In July 2003, we signed a letter of intent to acquire all of the assets and certain designated liabilities of BuyMicro, Inc. The agreement called for us to issue to BuyMicro shares of our common stock having a value of $3 million in exchange for the purchase of the assets and assumption of the designated liabilities. The anticipated closing date for this agreement has lapsed and it has not been formally extended.

Except for the Letter of Intent we signed with BuyMicro, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Since we have no formal agreement extending our offer to acquire the BuyMicro assets, Management has determined to continue to look for other potential acquisition candidates. Accordingly, we are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a the Business Combination.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF BUSINESS DIVERSIFICATION.
As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS' MANAGEMENT.
While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.
We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

         -  financial condition and results of operation of the Target Business;

         - growth potential and projected financial performance of the Target Business and the industry in which it operates;

         - experience and skill of management and availability of additional personnel of the Target Business;

         -  capital requirements of the Target Business;

         - the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

         -  the location of the Target Business;

         -  competitive position of the Target Business;

         - stage of development of the product, process or service of the Target Business;

         - degree of current or potential market acceptance of the product, process or service of the Target Business;

         - possible proprietary features and possible other protection of the product, process or service of the Target Business;

         - regulatory environment of the industry in which the Target Business operates;

         -  costs associated with effecting the Business Combination; and

         - equity interest in and possible management participation in the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company's affairs.

Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our officers who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate.

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

The consummation of a Business Combination will likely result in the issuance of additional shares of common stock. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any. Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist. See "Management's Discussion and Analysis or Plan of Operation".

CONFLICTS OF INTEREST.
Our officers are not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that our officers engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

INVESTMENT COMPANY ACT AND OTHER REGULATION
We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a Business Combination as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any acquisition we make may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

PENNY STOCK REGULATIONS - STATE BLUE SKY RESTRICTIONS -
RESTRICTIONS ON MARKETABILITY.
Our stock trades as a "Penny stock". The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse) For transactions covered by the rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their shares in the secondary market.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market.

Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

COMPETITION
We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS
In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high- growth industry.

EMPLOYEES
We are in the development stage and currently have no full time employees. Our two officers serve on a part time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

AVAILABLE INFORMATION
Access to our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward- looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

CERTAIN RISKS AFFECTING BUSINESS
This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-KSB. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. Any forward-looking statements should be considered in light of the factors discussed below.

Risks Related to Recent Developments
------------------------------------
OUR SENIOR MANAGEMENT TEAM ONLY RECENTLY JOINED THE COMPANY.
Recently, our senior management team has undergone major changes with the addition of Michael Magno as our Chief Executive Officer and Ken Hilowitz as our Chief Financial Officer. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

WE CANNOT ASSURE YOU THAT WE WILL NOT DISCOVER INSTANCES OF HISTORICAL BREAKDOWNS IN CONTROLS, POLICIES AND PROCEDURES AFFECTING OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS. Following our management and corporate governance restructuring, we have made changes in our internal controls; our disclosure controls, policies and procedures; and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover instances of historical breakdowns in our internal controls, policies and procedures of the types that would lead to a restatement of our historical financial results.

Risks Related To Our Financial Condition And Business Model
-----------------------------------------------------------
We have not yet established any business operations. Accordingly, we can not provide you with information to evaluate our business. You should consider the risks, expenses and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to: (I) identify an acquisition candidate; (ii) achieve profitable operations (iii) achieve financing to fund our plan of operations; and (v) respond effectively to competitive pressures If we are unsuccessful in these addressed risks, our business, financial condition and results of operations will be adversely affected and our business may fail.

BECAUSE WE ARE STILL DEVELOPING OUR BUSINESS, WE EXPECT OUR LOSSES TO CONTINUE. To date, we have not been profitable and we have earned no revenues. As our business plan is implemented, we expect to incur increased operating expenses and thus significant losses until sufficient operating revenues can be earned.

IF WE ARE NOT ABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR PLANNED VALUE-ADDED TECHNOLOGY, PRODUCTS AND SERVICES, THEN WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.
Our business plan calls for increased expenditures as we seek to identify a targeted business. Accordingly, we will have substantial additional capital requirements and we can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including: (I) market conditions; (ii) our operating performance; and (iii) investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE EXPANDING OPERATIONS, THEN OUR BUSINESS MAY BE HARMED. Our business plan anticipates that our operations will undergo significant expansion if we are able to implement our plan of operations. This expansion will require us to hire additional personnel. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees, acquire and implement new computer hardware and software systems and establish new offices. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN VOLATILE.
The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, governmental regulations, litigation or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

FORWARD-LOOKING STATEMENTS
This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and in the documents incorporated herein by reference, the words "may", "will", "continue", "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth above under "Certain Risks Affecting Business, Operating Results and Financial Condition."

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under "Business" and "Certain Risks Affecting Business, Operating Results and Financial Condition" and Item 3, "Legal Proceedings," as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM  2. DESCRIPTION OF PROPERTY
Our principal office is located at 2107 Powerline Road Suite 57 Boca Raton Florida 33433. We pay a monthly rent of $1,200 and can terminate the agreement at any time. We believe that this space is sufficient for our current business needs until a Business Combination is consummated.

ITEM  3. LEGAL PROCEEDINGS
TrimFast Group, Inc. filed for protection from creditors under Chapter 7 of the
U. S. Bankruptcy Code. The proceeding was filed in the U.S. Bankruptcy Court for the Middle District of Florida (Case No. 01-18436). We expect the Bankruptcy Court to enter a formal order of discharge in the near future. There are no other legal proceeding pending or threatened.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information
------------------
Our common stock is currently listed for trading on Pink Sheets under the symbol "TRFG." There is a limited market for our common stock and there can be no assurances a regular trading market for our common stock will be sustained. The following table sets forth for the period indicated , the bid price range of our common stock.

2002                                        HIGH              LOW
----                                        ----              ---
Quarter Ended March 31,                     $7.00             $7.00
Quarter Ended June 30,                      $2.20             $2.20
Quarter Ended September 30,                 $1.10             $1.20
Quarter Ended December 31,                  $4.00             $4.00

2003
----
Quarter Ended March 31,                     $8.25             $7.00
Quarter Ended June 30,                      $7.00             $7.00
Quarter Ended September 30,                 $4.50             $4.50
Quarter Ended December 31,                  $1.50             $1.50

2004
----
Period Ended February 29                    $2.11             $1.11

Our common stock previously traded on the Over-the-counter -Bulletin Board ("OTCBB"). We now trade on the Pink Sheets. Trading in our common stock on the Pink Sheets has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 26, 2004 we had approximately 753 shareholders of record of our common stock and 22,000,137 shares of our common stock outstanding. This number of shareholders of record does not include stockholders for whom shares were held in a "nominee" or "street" name.

There are no outstanding options to purchase any shares of our common stock. We are however authorized to issue to Kenneth Hilowitz, our chief financial officer an additional 100,000 shares of common stock for his decision to serve as our chief financial officer. As of March 31, 2004 there were 22,000,137 shares of our common stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES
The following information is furnished with regard to all securities sold by us since January 1, 2002 that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act, Regulation D, Rule 506 of the Securities Act or pursuant to an order of the Bankruptcy Court.

Name                                Date             No. of Shares
----                                ----             -------------
Fit USA INC                         7/19/02                85,000
Felix Campos                        7/19/02                10,000
Gene Foland                         10/21/02              327,865
Michael Magno                       10/23/02            1,000,000
Gene Foland                         10/31/02           20,000,000
John D. Stehn                       12/3/02               500,000

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words

"believe", "anticipate", "estimate", "expect", are of the opinion that and words of similar import, constitute "forward-looking statements." You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements and as a result you should not place any undue reliance on these forward-looking statements.

We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

PLAN OF OPERATIONS
We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we consider to have significant growth potential. Since the filing of our bankruptcy in 2001, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We will carry out our plan of business as discussed above. See "Description of Business". We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations. Presently, we are not in a position to meet our cash requirements for the next 12 months. We do not generate any cash revenue or receive any type of cash flow.

Prior to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a Business Combination. There can be no assurance that we will be successful with this endeavor.

We had no revenues in either 2002 or 2003 We incurred operating expenses of $117,256 which resulted in a loss per share of $ (.023) in 2002 as compared to operating expenses of $123,253 and a net loss per share of $(.006). Most of these expenses represent accrued salaries.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2002 we had $43,424 in cash and we owed a total of $11,607. This compares to a December 31, 2003 cash balance of $21 and liabilities of $91,457 of which $60,415 represent accrued salaries. The decrease in cash is attributable to payment of salaries to our officers and general operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS
The FASB issued the following pronouncements during and subsequent to 2002, none of which are expected to have a significant affect on the financial statements:

SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No.4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No.4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No.30. Applying the provisions of APB No.30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No.13, the required accounting treatment of certain lease modifications that have economic effects similar to sale- leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 is effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial statement.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51" FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")" This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements

AUDIT COMMITTEE REPORT
We do not have an audit committee. However, our entire Board of Directors has reviewed the audited financial statements for the year ended December 31, 2002 and 2003 and the Board has taken such steps as deemed needed necessary to insure that the Company has discussed with its independent auditors the matters required by SAS 61.


ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules
---------------------------------------------------------------

The auditor's report and audited balance sheet of our Company for the years ended December 31, 2003 and 2002 and related statements of operations, stockholder's equity, and cash flows for the years ended December 31, 2003 and 2002 and notes to financial statements for such years, including indexes thereof, follow in sequentially numbered pages.

                              TRIMFAST GROUP, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                      WITH
                         REPORT OF INDEPENDENT AUDITOR'S

                              TRIMFAST GROUP, INC.

                                    Contents

                     Years ended December 31, 2003 and 2002


                                                                          Page
                                                                          ----
Report of Independent Auditor's.........................................   F-1

Financial Statements:
   Balance sheets.......................................................   F-2
   Statements of operations.............................................   F-3
   Statements of changes in stockholders' equity (deficit)..............   F-4
   Statements of cash flows.............................................   F-5
   Notes to financial statements........................................ F-6-F-9

   Timothy L. Steers                   The River Forum                 Phone:        503/274-6296
TS---------------------------------    4380 S.W. Macadam, Suite 210    Fax:          503/274-6297
   Certified Public Accountant, LLC    Portland, Oregon 97239-6404     E-mail: trim#steerscpa.com


                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
Trimfast Group, Inc.

We have audited the accompanying balance sheet of Trimfast Group, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimfast Group, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in accordance with U.S. generally accepted accounting principles.


                                                /s/ Timothy L. Steers

March 9, 2004
Portland, Oregon

                              TRIMFAST GROUP, INC.

                                 Balance Sheets


                                                         December 31
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
                  Assets
                  ------
Current assets -
   Cash                                         $         21    $     43,424
                                                ------------    ------------

                                                $         21    $     43,424
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
   Note payable                                 $     10,000    $     10,000
   Accounts payable                                   10,102             600
   Accrued payroll and
     payroll related liabilities                      60,415             360
   Other accrued liabilities                          10,940             647
                                                ------------    ------------
     Total current liabilities                        91,457          11,607

Commitment & contingency

Stockholders' equity (deficit):
   Preferred stock; $.01 par value;
     authorized 20,000,000 shares                         --              --
   Common stock; $.001 par value;
     authorized 100,000,000 shares;
     issued and outstanding 22,000,137 shares         22,000          22,000
   Additional paid-in capital                     18,214,341      18,214,341
   Retained deficit                              (18,327,777)    (18,204,524)
                                                ------------    ------------
     Total stockholders' equity (deficit)            (91,436)         31,817
                                                ------------    ------------

                                                $         21    $     43,424
                                                ============    ============

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Operations


                             Years ended December 31
                             -----------------------
                                2003         2002
                             ---------    ---------

Revenues                     $      --    $      --
Operating expenses             123,253      117,256
                             ---------    ---------

Net loss from operations      (123,253)    (117,256)

Provision for income taxes          --           --
                             ---------    ---------

Net loss                     $(123,253)   $(117,256)
                             =========    =========



Net loss per common share    $   (.006)   $   (.023)
                             =========    =========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

             Statements of Changes in Stockholders Equity (Deficit)
                     Years ended December 31, 2003 and 2002

                                Preferred stock           Common stock          Additional                           Total
                           -----------------------   ----------------------       paid-in         Retained       stockholders'
                           Shares           Amount     Shares       Amount        capital          deficit       equity (deficit)
                           ------           ------   ----------     -------     -----------     ------------     ----------------
Balance at
  January 1, 2002          $--               $--     12,977,600     $12,978     $18,052,813     $(18,065,791)     $      --

Shares issued for cash      --                --     20,500,000      20,500          53,000               --         73,500

Shares issued
  in exchange for services  --                --      1,327,865       1,328          74,245               --         75,573

Net loss                    --                --             --          --              --         (117,256)      (117,256)
                           ---               ---     ----------     -------     -----------     ------------      ---------

Balance at
  December 31, 2002         --                --     22,000,137      22,000      18,214,341      (18,204,524)        31,817

Net loss                    --                --             --          --              --         (123,253)      (123,253)
                           ---               ---     ----------     -------     -----------     ------------      ---------

Balance at
  December 31, 2003        $--               $--     22,000,137     $22,000     $18,214,341     $(18,327,777)     $ (91,436)
                           ===               ===     ==========     =======     ===========     ============      =========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Cash Flows


                                                    Years ended December 31
                                                    ------------------------
                                                       2003           2002
                                                    ---------      ---------

Cash flows from operating activities:
   Net loss                                         $(123,253)     $(117,256)
   Adjustment to reconcile net loss
     to net cash used for operating activities:
     Shares issued in exchange for services                --         75,573
     Changes in liabilities:
       Accounts payable                                 9,502            600
       Accrued payroll and
         payroll related liabilities                   60,055            360
       Other accrued liabilities                       10,293            647
                                                    ---------      ---------

                                                      (43,403)       (40,076)
Cash flows for financing activities:
   Proceeds from notes payable                             --         10,000
   Proceeds from sale of common stock                      --         73,500
                                                    ---------      ---------
                                                           --         83,500
                                                    ---------      ---------

Net increase (decrease) in cash                       (43,403)        43,424

Cash at beginning of year                              43,424             --
                                                    ---------      ---------

Cash at end of year                                 $      21      $  43,424
                                                    =========      =========

Supplemental schedule of
  noncash financing activities -
   Common stock issued in exchange for
     debt or services                               $      --      $  75,573
                                                    =========      =========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                December 31, 2003


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

         Cash equivalents: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, there original due dates were within three months.

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

         Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the years ended December 31, 2003 and 2002.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                December 31, 2003


1.       Summary of Significant Accounting Policies  (continued)
         -------------------------------------------------------

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,000,137 for the year ended December 31, 2003 and was 5,125,672 for the year ended December 31, 2002.

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

2.       Note Payable
         ------------

         The Company's note payable is to an individual. The note bears interest at 10% per annum and is unsecured. Principal and interest were due in October 2003.

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

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                December 31, 2003

5.       Contingency (continued)
         -----------------------

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

6.       Common Stock
         ------------

         On October 9, 2002, the Company's Board of Directors approved a 1-for-200 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying financial statements have been restated to reflect the reverse stock split.

         On July 19, 2002, the Board of Directors authorized the issuance of 327,865 share of common stock of the Company to a shareholder in exchange for management services. Management of the Company valued the shares issued at $.001 per share, the par value of the Company's common stock, and recorded compensation expense in that period of $65,573. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

7.       Income Taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                   2003        2002
                                                                 --------    -------
            Deferred tax asset - net operating loss carryovers   $ 47,852    $ 2,623
            Valuation allowance for deferred tax assets           (47,852)    (2,623)
                                                                 --------    -------

                 Net deferred income taxes                       $     --    $    --
                                                                 ========    =======

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                December 31, 2003
7.       Income Taxes (continued)
         ------------------------

         As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003 and 2002.

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

                                                              2003        2002
                                                            --------    --------
            Tax at statutory rates                          $(41,906)   $(39,867)
            Differences resulting from:
               Nondeductible items                                --      37,244
               Change in effective tax rate                   (3,323)         --
               Change in deferred tax valuation allowance     45,229       2,623
                                                            --------    --------
                 Provision for income taxes                 $     --    $     --
                                                            ========    ========

         The Company has approximately $140,700 in Federal net operating losses, which, if not utilized, expire through 2023.

         The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

The Company has had no disagreements with any accountants concerning required financial disclosure during the past two years.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures.
    -------------------------------------------------
Under the supervision and with the participation of our Management, including our president and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.
    ------------------------------------------------------
In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2002. There were no deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------
The following persons serve as members of the Company's board of directors and as executive officers, in the capacities indicated:

NAME                      AGE    TERM(1)    POSITIONS(2)
----                      ---    -------    ------------
Michael Magno             42       (3)      Director, President, CEO, Secretary

Kenneth Hilowitz          54       (4)      Chief Financial Officer

----------

(1) All directors are elected for a term ending at such time as his or her successor is elected at the next annual meeting of the Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.

(2) Michael Magno has served as a director and officer of the Company since November 1, 2002.

(3) Kenneth Hilowitz has served as chief financial officer since October 1, 2003


Biographies of Directors and Executive Officers.
------------------------------------------------
MICHAEL MAGNO assumed the position of our president and chief executive officer in November 2002. Prior to this, from June 2000, he served as Founder and secretary of Cyberads, Inc., a company which trades on the Over-the Counter Bulletin Board System operated by the National Association of Securities Dealers. From 1998 through 2000, he worked for Northeast Securities. He also serves as a principal with Netstamp, Inc, in internet marketing company.

KENNETH HILOWITZ assume the position of chief financial officer in October 2003 is a Certified Public Accountant with sixteen years experience in financial planning and analyses, budgeting (capital/operating), NASDAQ /SEC filing & compliance strategic planning, credit line negotiation, risk management & tax liaison, internal controls, business planning, financing/banking, . mergers & acquisitions, credit & collections, training & development, employee benefits/ payroll. Prior to joining TrimFast, he served as Controller of Cyberads, Inc a company which trades on the over the counter Bulletin Broad Prior to this he served with Bank Leumi and A.D.T, Security Systems Mr. Hilowitz is a graduate of the New York Institute of Technology B.S. Accounting), and a member of American Institute of Certified Public Accountants.

FAMILY RELATIONSHIPS.
---------------------
There are no family relationships among the current officers and directors of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.
Based on information provided to the Company's legal counsel, during the five year period ending on December 31, 2003, no current director, person nominated to become a director, executive officer, promoter or control person of the Company has been a party to or the subject of:

    (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    (2) Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);

    (3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

    (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
We are not aware of any filings pursuant to Section 16(a) of the Act.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

(a) Executive Officers.
    -------------------
During the twenty-four month period commencing on January 1, 2001 and ending on December 31, 2002, no executive officer received compensation from or on behalf of the Company during any twelve month period valued, in the aggregate, in excess of $100,000.

(b) Summary Compensation Table.
    ---------------------------
*None

                                                                        Securities
                                                                        Underlying
                                                             Other       Options &          Long
Name &                                                     Restricted      Stock            Term         All
Principal                                      Annual        Stock      Appreciation      Incentive     Other
Position     Year         Salary    Bonus   Compensation     Awards        Rights          Payouts   Compensation
---------    ----        -------    -----   ------------   ----------   ------------      ---------  ------------
Michael      2002        $12,000      --        --            --            --               --           *
Magno        2003         78,000      --        --            --            --               --           *

Ken          2002              0      --        --            --            --               --         --
Hilowitz     2003        $19,500      --        --            --            --               --         --*

----------
* monthly car allowance of $500

(c)      Options and Stock Appreciation Rights Grants Table
         --------------------------------------------------

                  Quantity of               Percentage of Total
                  Securities                Options or Stock
                  Underlying                Appreciation               Exercise
                  Options & Stock           Rights Granted             or Base
                  Appreciation              to Employees               Price Per        Expiration
Name              Rights Granted            In Fiscal Year             Share            Date
----              ---------------           -------------------        ---------        ----------
None

(d)      Aggregated Option & Stock Appreciation Right Exercises and Fiscal
         -----------------------------------------------------------------
         Year-End Options & Stock Appreciation Right Value Table
         -------------------------------------------------------

                                                     Number of
                                                     Securities
                                                     Underlying
                                                     Options &                  Value of
                                                     Stock                      Unexercised
                                                     Appreciation               In-the-Money
                  Shares                             Rights at                  Options & Stock
                  Acquired          Value            Fiscal                     Appreciation Rights
Name              On Exercise       Realized         Year End                   at Fiscal Year End
----              -----------       --------         ------------               -------------------
None

(e)      Long Term Incentive Plan Awards Table
         -------------------------------------

                                                         Estimated Future Payouts Under
         Number           Performance                    Non-stock Priced Based Plans
         Of Shares        or Other Period
         Units or         Until Maturation          Threshold        Target        Maximum
Name     Other Rights     Or Payout                 Shares           Shares        Shares
----     ------------     ----------------          ---------        ------        -------
None

(f)      Compensation of Directors.
         --------------------------

Directors are reimbursed for any expenses incurred in connection with the performance of their Board responsibilities

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

We have not issued any grants of stock options in the past fiscal year to any officer or director.

Both our chief executive officer and our chief financial officer are subject to oral employment agreements which provide for annual compensation of $78,000. They also receive a car allowance of $500 per month and health insurance benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2004 or which are to be issued within 60 days of this report by: (I) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. The following table assumes 22,100,137 shares issued and outstanding

Title of   Name and address               Number of           Percentage of
Class      of beneficial owner            of Common Stock     Common Stock(1)
-----------------------------------------------------------------------------
c/s        Gene Foland                    14,232,865                64.4%
           5060 NE 23rd Terrace
           Lighthouse Point, Florida

c/s        Michael Magno                     970,000                 4.4%
           21073 Powerline Road
           Suite 57
           Boca Raton, FL 34333

c/s        Kenneth Hilowitz                  100,000*         ess than 1%
           21073 Powerline Road
           Suite 57
           Boca Raton, FL 33433

c/s        All officers and directors
           As a Group (2)                  1,070,000                 4.8%

----------
*Shares issuable to the Company's chief financial officer

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

CHANGE  IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for the employment agreements with our current officers, there have been no transactions with any of our officers or directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.  Index to Exhibits
------   ----------------------------------------------------------

3.1 Articles of Incorporation (Incorporated by reference as filed on Form 10-SB filed on July 12, 1999 as exhibit 3.1
3.2 Bylaws Incorporated by reference as filed on Form 10-SB filed on July 12, 1999 as exhibit 3.2
31.1     Officer's Certificate Pursuant to Section 302
31.2     Officer's Certificate Pursuant to Section 302
32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT-RELATED FEES
------------------
We expect to pay approximately $10,000 in audit fees for the years 2002 and 2003. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES
--------
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES
--------------
The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            TrimFast Group, Inc..
                                            (Registrant)

Date:    April 8, 2004                      By: /s Michael Magno
                                            ------------------------------------
                                            Michael Magno, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                Date

/s Michael Magno                                 April 8, 2004
----------------              CEO
Michael Magno,


/s/ Kenneth Hilowitz                             April 8, 2004
--------------------          CFO
Kenneth Hilowitz