Form 10KSB
period 2003-12-31
TRIMFAST GROUP INC
filed 2004-04-08
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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