Form 10QSB
period 2004-03-31
TRIMFAST GROUP INC
filed 2004-05-17
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         NEVADA                                     32-0038621
-------------------------------           --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


         21073 POWERLINE ROAD SUITE 57
             BOCA RATON, FLORIDA                      33433
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:   561-750-3922
                                                  -------------

             ------------------------------------------------------
             (Former name, former address and former fiscal period,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,125,137 shares of common stock as of April 30, 2004.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a by a court.
YES __  NO __X__

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2004  (unaudited) and December 31, 2003

Statement of Operations  for the Three Months ended March 31, 2004 (unaudited)

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)

Notes to Financial Statements (March 31, 2004) unaudited

                              TRIMFAST GROUP, INC.

                                 Balance Sheets



                                                                       March 31,     December 31,
                                                                         2004            2003
                                                                     ------------    ------------
                                   ASSETS
                                   ------
Current assets-
   Cash                                                              $      3,360    $         21
                                                                     ------------    ------------

                                                                     $      3,360    $         21
                                                                     ------------    ------------

                   LIABILITIES AND NET CAPITAL DEFICIENCY
                   ---------------------------------------

Current liabilities:
   Note payable                                                      $     10,000    $     10,000
   Accounts payable                                                        17,264          10,102
   Accrued payroll and payroll related liabilities                         99,544          60,415
   Other accrued liabilities                                               14,571          10,940
   Loans payable - convertible debentures                                  25,000              --
                                                                     ------------    ------------
     Total current liabilities                                            166,379          91,457


Commitment & Contingency


Net capital deficiency:
   Preferred stock; $.01 par value; authorized 20,000,000 shares               --              --
   Common stock; $.001 par value;  authorized  100,000,000 shares;
    issued and outstanding 22,000,137 shares                               22,000          22,000
   Additional paid-in capital                                          18,214,341      18,214,341
   Retained deficit                                                   (18,399,360)    (18,327,777)
     Net capital deficiency                                              (163,019)        (91,436)
                                                                     ------------    ------------
                                                                     $      3,360    $         21
                                                                     ============    ============

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                            Statements of Operations


                                                    Three months ended
                                                         March 31
                                                    2004          2003
                                                 ----------    ----------

Revenues                                         $       --    $       --
Operating expenses                                   71,583        27,421

Net loss from operations                            (71,583)      (27,421)

Provision for income taxes                               --            --
                                                 ----------    ----------
Net loss                                         $  (71,583)   $  (27,421)
                                                 ==========    ==========


Net loss per common share                        $    (.003)   $    (.001)
                                                 ==========    ==========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                      Consolidated Statements of Cash Flows


                                                                      Three months ended
                                                                           March 31
                                                                       2004        2003
                                                                     --------    --------

Cash flows from operating activities:
   Net loss                                                          $(71,583)   $(27,421)
   Adjustment to reconcile net loss to net cash used for operating activities:
     Changes in liabilities:
       Accounts payable                                                 7,162         600
       Accrued payroll and payroll related liabilities                 39,129         (56)
       Other accrued liabilities                                        3,631          --
                                                                     --------    --------
                                                                                  (21,661)
Cash flows from financing activities -
   Proceeds from convertible note payable                              25,000          --
                                                                     --------    --------

Net change in cash                                                      3,339     (26,877)

Cash at beginning of period                                                21      43,424
                                                                     --------    --------

Cash at end of period                                                $  3,360    $ 16,547
                                                                     ========    ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements

                                 March 31, 2004


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Company: Trimfast Group, Inc. (the Company), formerly known as HLHK World Group, Inc., is incorporated under the laws of the state of Nevada. As more fully described below, on December 2, 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all prior operating activities. The company is currently dormant, however, management is actively seeking business ventures with which to merge.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of March 31, 2004 and 2003 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                 March 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the three months ended March 31, 2004 and 2003.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,000,137 for the three months ended March 31, 2004 and 2003.

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

3.       Loans Payable - Convertible Debenture
         -------------------------------------

         Loans payable - convertible debenture consists of an unsecured loan from an individual whereby the principal and any unpaid interest of the note is convertible into the Company's common stock at the option of the holder. Interest on the principal accrues at a rate of 10% per annum and is due March 2005.

         The note is convertible at any time at a conversion rate equal to the closing bid price of the Company's common stock on the day the Company receives notice of the holder's intent to convert.

4.       Preferred Stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements

                                 March 31, 2004


5.       Commitment
         ----------

         On May 3, 2004, the Company entered into a Letter of Intent to acquire 50% of the assets and certain liabilities of a privately held company. The privately held company has the rights to acquire the raw materials of a soft drink beverage and the contractual rights to bottle and distribute the product worldwide. In addition, a majority shareholder of the privately held company will transfer his common stock ownership of DINI Products to the Company. DINI Products is a publicly traded company, currently inactive. The aggregate purchase price of the business combination is $1,940,000 consisting of cash of $290,000 and shares of the Company's common stock equivalent to $1,650,000. The transaction is contingent upon the Company successfully assisting the privately held company in obtaining a $60,000 loan from a third party. The loan is to be repaid within 60 days from the operating cash flow of the privately held company.

         The Company is currently negotiating with another business venture with which to merge.

6.       Contingency
         -----------

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

PLAN OF OPERATIONS

We have been looking at small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, we have signed two letters of intent. The first letter of intent was with of Kadfield, Inc. d/b/a Buy Micro. The term of this letter of intent has expired without reaching a definitive agreement. We also signed a letter of intent with Rola Cola, Inc. As of the date of this filing, we do not believe that we will be able to proceed with this acquisition. As a result, our management team will continue to look for other acquisition opportunities.

Michael Magno and Kenneth Hilowitz are our sole officers, directors and employees. Our success will be dependent upon our ability to locate prospective acquisition candidates. If we cannot identify an acquisition candidate, it is unlikely that we will be able to continue our operations without a significant infusion of capital, of which there can be no assurance.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 we had no revenues. We had no revenues for the corresponding period in 2003. We reported a net loss of $(71,583) for the three months ended March 31, 2004 as compared to a loss of $27,421 during the corresponding period in 2003. We incurred a net loss per share of $(.003) fo r the three months ended March 31, 2004 as compared to a net loss per share of $.001 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 we had cash of $3,360 and total current liabilities of $166,379. As of December 31, 2003 we had cash of $21.00 and liabilities of $91.457. Almost all of the cash we currently have is the result of monies raised from the sale of our securities to foreign investors. Unless we continue to receive some type of capital infusion or identify a prospective acquisition candidate, it is unlikely that we will be able to continue operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contacts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fairvalue of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We have not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

ITEM 3. CONTROLS AND PROCEDURES.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


Our management, including each of the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 20032.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits and Index of Exhibits

        31.1  Certification by Chief Executive Officer Pursuant to Section 302

        31.2  Certification by Chief Financial Officer Pursuant to Section 302

        32.1  Certification by Chief Executive Officer Pursuant to Section 906

        32.2  Certification by Chief Financial Officer Pursuant to Section 906

        (b)   Reports on Form 8-K

              None

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIMFAST GROUP, INC.

Dated:  May 17, 2004           By: /s/ Michael Magno
                                   -----------------
                                   Michael Magno
                                   President, Chief Executive Officer
                                   and Director

Dated:  May 17, 2004           By: /s/ Kenneth Hilowitz
                                   --------------------
                                   Kenneth Hilowitz
                                   Chief Financial Officer and Director