Form 10QSB
period 2004-06-30
TRIMFAST GROUP INC
filed 2004-08-13
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ______________ to ______________


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         NEVADA                                        32-0038621
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


      1200 N. FEDERAL HIGHWAY, SUITE 200
            BOCA RATON, FLORIDA                          33432
   ----------------------------------------            ----------
   (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: 954-839-8210

            21073 POWERLINE ROAD, SUITE 57, BOCA RATON, FLORIDA 33433
            ---------------------------------------------------------
             (Former name, former address and former fiscal period,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,150,137 shares of common stock as of August 10, 2004.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a by a court.
[ ] YES  [X] NO

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2004 (unaudited) and December 31, 2003

Statement of Operations for the Three Months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2004 and 2003 (unaudited)

Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 (unaudited)

Notes to Financial Statements (June 30, 2004) unaudited

                              TRIMFAST GROUP, INC.
                                 Balance Sheets

                                                                              June 30,        December 31,
                                                                                2004              2003
                                                                            ------------      ------------
                                     ASSETS
                                     ------
Current assets:
   Cash                                                                     $         33      $         21
   Prepaid expenses                                                                2,781                --
                                                                            ------------      ------------

                                                                            $      2,814      $         21
                                                                            ============      ============

                     LIABILITIES AND NET CAPITAL DEFICIENCY
                     --------------------------------------

Current liabilities:
   Note payable                                                             $     10,000      $     10,000
   Accounts payable                                                               32,331            10,102
   Accrued payroll and payroll related liabilities                               138,544            60,415
   Other accrued liabilities                                                      39,292            10,940
   Payable to stockholder                                                          2,220                --
   Loans payable - convertible debentures                                         25,000                --
                                                                            ------------      ------------
     Total current liabilities                                                   247,387            91,457

Contingency

Net capital deficiency:
   Preferred stock; $.01 par value; authorized 20,000,000 shares                      --                --
   Common stock; $.001 par value; authorized 100,000,000 shares; shares
    issued and outstanding 22,125,137 in 2003 (22,000,137 in 2002)                22,125            22,000
   Additional paid-in capital                                                 18,445,466        18,214,341
   Retained deficit                                                          (18,712,164)      (18,327,777)
                                                                            ------------      ------------
     Net capital deficiency                                                     (244,573)          (91,436)
                                                                            ------------      ------------

                                                                            $      2,814      $         21
                                                                            ============      ============

                             See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Operations

                                  Three months ended            Six months ended
                                        June 30                      June 30
                               -----------------------      -----------------------
                                  2004          2003          2004           2003
                               ---------      --------      ---------      --------
Revenues                       $      --      $     --      $      --      $     --
Operating expenses               312,804        24,986        384,387        52,407
                               ---------      --------      ---------      --------
Net loss from operations        (312,804)      (24,986)      (384,387)      (52,407)
Provision for income taxes            --            --             --            --
                               ---------      --------      ---------      --------

Net loss                       $(312,804)     $(24,986)     $(384,387)     $(52,407)
                               =========      ========      =========      ========


Net loss per common share      $   (.014)     $  (.001)     $   (.017)     $  (.002)
                               =========      ========      =========      ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Cash Flows

                                                             Three months ended             Six months ended
                                                                   June 30                      June 30
                                                           -----------------------      -----------------------
                                                             2004           2003          2004             2003
                                                           ---------      --------      ---------      --------
Cash flows from operating activities:
   Net loss                                                $(312,804)     $(24,986)     $(384,387)     $(52,407)
   Adjustments to reconcile net loss to net cash used
    for operating activities:
     Common stock issued in exchange for services            231,250            --        231,250            --
     Changes in liabilities:
       Prepaid expenses                                       (2,781)           --         (2,781)           --
       Accounts payable                                       15,067           400         22,229         1,000
       Accrued payroll and payroll related liabilities        39,000         7,311         78,129         7,255
       Other accrued liabilities taxes                        24,721           885         28,352           885
                                                           ---------      --------      ---------      --------
                                                              (5,547)      (16,390)       (27,208)      (43,267)

Cash flows from financing activities:
   Advances from stockholder                                   2,220            --          2,220            --
   Proceeds from convertible note payable                         --            --         25,000            --
                                                           ---------      --------      ---------      --------
                                                               2,220            --         27,220            --
                                                           ---------      --------      ---------      --------

Net change in cash                                            (3,327)      (16,390)            12       (43,267)

Cash at beginning of period                                    3,360        16,547             21        43,424
                                                           ---------      --------      ---------      --------

Cash at end of period                                      $      33      $    157      $      33      $    157
                                                           =========      ========      =========      ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2004

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Company: Trimfast Group, Inc. (the Company), formerly known as HLHK World Group, Inc., is incorporated under the laws of the state of Nevada. As more fully described below, on December 2, 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all prior operating activities. The company is currently seeking other companies to acquire.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of June 30, 2004 and 2003 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         Cash equivalents: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

         Stock options and warrants: The Company uses a fair value based method of accounting for stock based compensation to employees.

         The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 22,096,291 for the three months ended June 30, 2004; 22,048,214 for the six months ended June 30, 2004; and 22,000,137 for the three and six months ended June 30, 2003. Loans payable - convertible debentures is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

2.       Note Payable
         ------------

         The Company's note payable is to an individual. The note bears interest at 10% per annum and is unsecured. Principal and interest were due in October 2003.

3.       Payable to stockholder
         ----------------------

         The majority stockholder has advanced the Company $2,220 during the quarter ended June 30, 2004 for working capital purposes. The advance is unsecured, non-interest bearing, and due on demand.

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2004

4.       Loans Payable - Convertible Debenture
         -------------------------------------

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

5.       Preferred Stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

6.       Common stock
         ------------

         On April 22, 2004, the Company issued 125,000 shares of its common stock to an officer in exchange for consulting and management services with a fair value of $231,250. Management of the Company valued the shares issued at $1.85 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

7.       Commitment
         ----------

         On July 27, 2004 the Company executed a letter of intent to acquire all of the issued and outstanding shares of common stock of United Global Technologies Inc. (Global) in exchange for the issuance of 13,000,000 shares of common stock of the Company. Global, a Florida based company, intends to become a designer, manufacturer and marketer of quality outdoor sport and specialty footwear. Global intends to manufacture targeted categories of footwear that represent the greatest opportunity for market penetration. Global has had limited operations since inception. Closing of the transaction will be subject to completion of due diligence.

8.       Contingency
         -----------

         On December 2, 2001, the Company filed for protection under Chapter 7 of the United States Bankruptcy Code. On August 30, 2002, a shareholder purchased 20,000,000 shares of common stock for $23,500. The shares of common stock were issued on October 10, 2002. The proceeds from the sale of common stock was used to pay administrative expenses of the bankruptcy and for the purchase of all rights, title and interest of the bankruptcy estate subject to liens and encumbrances known and unknown, including any Internal Revenue Service liens and delinquent taxes. In addition, this shareholder agreed to honor all issued and outstanding common stock

                              TRIMFAST GROUP, INC.

                          Notes to Financial Statements
                                  June 30, 2004

8.       Contingency (continued)
         -----------------------

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

PLAN OF OPERATIONS

We have been looking at small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, on July 27, 2004 we executed a letter of intent with United Global Technologies Inc., a Florida based company, (the "Seller"), which provides in part for us to acquire all of the issued and outstanding shares of common stock of the Seller in exchange for the issuance of 13 million shares of our common stock to the Shareholders of the Seller. Closing of the transaction will be subject to completion of our due diligence and execution of a definitive share exchange agreement and such other ancillary documents as may be required.

The Seller intends to become a designer, manufacturer and marketer of quality outdoor sport and specialty footwear. The company intends to manufacture targeted categories of footwear that represent the greatest opportunity for market penetration. The Seller has had limited operations to date. If we cannot close on this transaction, it is unlikely that we will be able to continue our operations without a significant infusion of capital, of which there can be no assurance.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2004 we had no revenues. We had no revenues for the corresponding period in 2003. We reported a net loss of $312,804 for the three months ended June 30, 2004 4 as compared to a loss of $24,9861 during the corresponding period in 2003. Net losses for the six months ended June 30, 2004 were $384,387 as compared to $52,407 during the corresponding period in 2003. The significant increase in expenses is attributable to operating expenses incurred in connection with our search for appropriate acquisition candidates as well as professional fees. We incurred a net loss per share of $(.014) fo r the three months ended June 30, 2004 as compared to a net loss per share of $(.001) for the three months ended June 30, 2004. Net loss per share for the six months ended June 30, 2004 as compared to June 30, 2003 were $(.017) and $(.002) respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 we had cash of $33.00 and prepaid expenses of $2,781 as compared to total assets of $21.00 as of December 31, 2003.. Total current liabilities as of June 30, 2004 were $247, 387 as compared to $91,457 as of December 31, 2003. The significant increase in our liabilities is primarily attributable to an increase in accrued payroll and related liabilities from $64,415 to $138,544 , a loan payable of $25,000 and an increase in accounts payable from $10,000 to $32,331.

Unless we receive some type of capital infusion or close on the acquisition of Universal Global Technologies, it is unlikely that we will be able to continue operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

ITEM 2.  CHANGES IN SECURITIES

The following information is furnished with regard to all securities sold by us without registration for the quarter ended June 30, 2004 . The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act.

On April 24, 2004 we issued 100,000 shares of common stock to Kenneth Hilowitz in consideration for his agreeing to serve as the Company's chief financial officer. Also on April 24, 2004 we issued 25,000 shares of our common stock to Bruce Hilowitz, the brother of Ken Hilowitz for consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004. .

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

On August 4, 2004, pursuant to an action by written consent of the Company's majority shareholder, Gene Foland, Michael Magno was terminated as the Company's sole director. He was replaced by Gene Foland. There was no disagreement between Mr. Foland and Mr. Magno regarding the operations of the company as all actions taken by management through August 4, 2004 were ratified and confirmed.

Mr. Foland, 44, has worked as a financial consultant to both public and private companies. He also worked as a stock broker and had a Series 7 license.

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


                                TRIMFAST GROUP, INC.
Dated: August 13, 2004          By:  /s/  Michael Magno
                                     ----------------------------------
                                     President, Chief Executive Officer
                                     and Director

Dated: August 13, 2004          By:  /s/ Kenneth Hilowitz
                                     ------------------------------------
                                     Kenneth Hilowitz
                                     Chief Financial Officer and Director