Form 10QSB
period 2004-09-30
TRIMFAST GROUP INC
filed 2004-11-18
CIK 1089297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended SEPTEMBER 30, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________


                         Commission File Number 0-26675

                              TRIMFAST GROUP, INC.
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         NEVADA                                          32-0038621
         ------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         1201 CITY PLACE
         EDGEWATER, NEW JERSEY                             07020
         ----------------------                            -----
(Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code: 561-750-3922

                          21073 Powerline Road Suite 57
                              Boca Raton, FL 33433
      --------------------------------------------------------------------
             (Former name, former address and former fiscal period,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [x] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,711,624 shares of common stock as of November 15, 2004.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a by a court.
YES [ ]         NO [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRIMFAST GROUP, INC.
                                 Balance Sheets

                                                                             September 30,     December 31,
                                                                                 2004             2003
                                                                             ------------      ------------
                                    ASSETS
Current assets:
   Cash                                                                      $         --      $         21
   Prepaid expenses                                                                   985                --
                                                                             ------------      ------------
                                                                             $        985      $         21
                                                                             ============      ============
                    LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Notes payable                                                             $     16,000      $     10,000
   Accounts payable                                                                21,849            10,102
   Accrued payroll and payroll related liabilities                                 70,444            60,415
   Other accrued liabilities                                                       42,875            10,940
   Payable to stockholder                                                          13,920                --
   Loans payable - convertible debentures                                          25,000                --
                                                                             ------------      ------------
     Total current liabilities                                                    190,088            91,457

Contingency

Net capital deficiency:
   Preferred stock; $.01 par value; authorized 20,000,000 shares                       --                --
   Common stock; $.001 par value; shares authorized 100,000,000;
    shares issued 2,378,402; shares outstanding (2,444,957 shares issued
    and outstanding in 2003)                                                        2,378             2,445
   Additional paid-in capital                                                  18,511,379        18,233,896
   Retained deficit                                                           (18,702,860)      (18,327,777)
                                                                             ------------      ------------
     Net capital deficiency                                                      (189,103)          (91,436)
                                                                             ------------      ------------
                                                                             $        985      $         21
                                                                             ============      ============

                            See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Operations

                                 Three months ended           Nine months ended
                                    September 30                 September 30
                               ----------------------      -----------------------
                                 2004          2003           2004          2003
                               --------      --------      ---------      --------
Revenues                       $     --      $     --      $      --      $     --
Operating expenses               83,311        23,524        375,083        75,931
                               --------      --------      ---------      --------
Net loss from operations        (83,311)      (23,524)      (375,083)      (75,931)
Provision for income taxes           --            --             --            --
                               --------      --------      ---------      --------

Net loss                       $(83,311)     $(23,524)     $(375,083)     $(75,931)
                               ========      ========      =========      ========

Net loss per common share      $  (.034)     $  (.001)     $   (.153)     $  (.003)
                               ========      ========      =========      ========

                             See accompanying notes.

                              TRIMFAST GROUP, INC.
                            Statements of Cash Flows

                                                        Three months ended           Nine months ended
                                                            September 30                September 30
                                                      ----------------------      -----------------------
                                                        2004          2003          2004           2003
                                                      --------      --------      ---------      --------
Cash flows from operating activities:
   Net loss                                           $(83,311)     $(23,524)     $(375,083)     $(75,931)
   Adjustments to reconcile net loss to
    net cash used for operating activities:
     Common stock issued in exchange for services       46,250            --        277,500            --
     Changes in liabilities:
       Prepaid expenses                                  1,796            --           (985)           --
       Accounts payable                                 88,133            --         17,663         1,000
       Accrued payroll and payroll
        related liabilities                            (68,184)       19,500         10,029        26,755
       Other accrued liabilities taxes                   3,583         3,924         31,935         4,809
                                                      --------      --------      ---------      --------
                                                       (11,733)         (100)       (38,941)      (43,367)

Cash flows from financing activities:
   Advances from stockholder                            11,700            --         13,920            --
   Proceeds from convertible loans payable                  --            --         25,000            --
                                                      --------      --------      ---------      --------
                                                        11,700            --         38,920            --
                                                      --------      --------      ---------      --------

Net change in cash                                         (33)         (100)           (21)      (43,367)

Cash at beginning of period                                 33           157             21        43,424
                                                      --------      --------      ---------      --------

Cash at end of period                                 $     --      $     57      $      --      $     57
                                                      ========      ========      =========      ========

                            See accompanying notes.

                              TRIMFAST GROUP, INC.
                          Notes to Financial Statements
                               September 30, 2004

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Company: Trimfast Group, Inc. (the Company), formerly known as HLHK World Group, Inc., is incorporated under the laws of the state of Nevada. As more fully described below, on December 2, 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all prior operating activities. Operations of the Company are currently idle as management is currently seeking other companies to acquire.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31.

         In the opinion of Management, the accompanying interim unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2003 contained in the Company's Annual Report on Form 10-KSB.

         Included in operation for the nine months ended September 30, 2004 is $92,615 of expense reimbursements from the Company's former President received during September 2004 but which related to expenses recorded prior to July 1, 2004.

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

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 2,461,080 for the three months ended September 30, 2004; 2,453,952 for the nine months ended September 30, 2004; and 2,444,460 for the three and nine months ended September 30, 2003. Loans payable - convertible debentures is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

                              TRIMFAST GROUP, INC.
                          Notes to Financial Statements
                               September 30, 2004

2.       Notes Payable
         -------------

         Notes payable consisted of the following:

                                                                                  September 30,   December 30,
                                                                                      2004            2003
                                                                                     -------         -------
                  Note payable to an individual, principal and interest at 10%
                  per annum were due October 2003, unsecured                         $10,000         $10,000

                  Note payable to a former officer the Company, due December 13,
                  2004, non-interest bearing, secured by 83,222 share of the
                  Company's common stock                                               6,000              --
                                                                                     -------         -------

                   Total notes payable                                               $16,000         $10,000
                                                                                     =======         =======

3.       Payable to stockholder
         ----------------------

         The majority stockholder has advanced the Company $11,700 during the three months ended September 30, 2004 for working capital purposes and as of that date was due a total of $13,920. The advance is unsecured, non-interest bearing, and due on demand.

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

6.       Common stock
         ------------

         On September 20, 2004, the Company's Board of Directors approved a 1-for-9 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying financial statements have been restated to reflect the reverse stock split.

                              TRIMFAST GROUP, INC.
                          Notes to Financial Statements
                               September 30, 2004

6.       Common stock (continued)
         ------------------------

         On April 22, 2004, the Company issued 13,889 shares of its common stock to an officer in exchange for consulting and management services with a fair value of $231,250. Management of the Company valued the shares issued at $16.65 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         On July 29, 2004, the Company issued 2,778 shares of its common stock to an individual in exchange for consulting and management services with a fair value of $46,250. Management of the Company valued the shares issued at $16.65 per share which represented a premium of 40% of the closing bid price of the Company's common stock on the date of issuance (which was $9.90 on the date of issuance). Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         Effective September 1, 2004, the Company agreed to repurchase 83,222 shares of its common stock from the former President of the Company for $83.

7.       Commitment
         ----------

         On November 5, 2004, the Company signed a letter of intent to acquire all or part of the net assets of Saenz Group, LLC, a California based business development firm with experience in the Middle East. Saenz Group, LLC formed Afghan Cement Corporation with the intent of establishing Portland cement manufacturing capabilities in Afghanistan. The acquisition will be subject to completion of due diligence by the Company.

         On July 27, 2004 the Company signed a letter of intent to acquire United Global Technologies Inc. (Global), a Florida based company which intended to design, manufacture and market outdoor sport and specialty footwear. Upon further due diligence, the Company decided to terminate their letter of intent to acquire Global.

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

                              TRIMFAST GROUP, INC.
                          Notes to Financial Statements
                               September 30, 2004

8.       Contingency (continued)
         -----------------------

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

We have no current operations. On December 2, 2001 filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code. (United States Bankruptcy Court for the Middle District of Florida File No. 01-18436-807. On August 30, 2002, a shareholder purchased 20 million shares (2,222,222 post split shares) of our common stock for $23,500. The proceeds from the sale of the common stock were used to pay administrative expenses of the bankruptcy and for the purchase of all rights, title and interest in the bankrupt estate subject to any liens and encumbrances including any Internal Revenue Service liens and delinquent taxes. In addition, the shareholder agreed to honor all issued and outstanding common stock of the Company, rather than have those shares liquidated as part of the bankruptcy proceeding.

PLAN OF OPERATIONS

We intend to look for small private companies who view the public equities market as a vehicle for expansion. In furtherance thereof, on July 27, 2004 we entered into a Letter of Intent to purchase all of the issued and outstanding shares of common stock of United Global Technologies, Inc. in exchange for the issuance of 13 million shares of our common stock. Upon further review of the operations of United Global, we terminated the Letter of Intent.

On November 5, 2004, we signed a non-binding letter of intent with Saenz Group, LLC. Prior to execution of any definitive agreement, the non-binding letter of intent can be terminated by either party with or without cause. Since final details of any agreement are still under negotiation, shareholders should not assume that we will be able to move forward with this transaction. As a result, until such time as we have reached a definitive agreement or executed a binding letter of intent, we will continue to look at potential acquisition candidates.

RESULTS OF OPERATIONS

For the three months ended September 30, 2004 we had no revenues. We had no revenues for the corresponding period in 2003. We reported a net loss of $(83,311) for the three months ended September 30, 2004 and have incurred a net loss of $(375,083) for the nine months ended September 30, 2004. This compares to a net loss of $(23,524) and $(75,931)for both corresponding periods in 2003. We incurred a net loss per share of $(.034) for the three months ended September 30, 2004 and have incurred a net loss per share for the nine months ended September 30, 2004 of $ (.153).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had cash no cash and no receivables. Our total current liabilities were $190,088. As of December 31, 2003 we had cash of $21.00 and liabilities of $91,457. Unless we receive some type of capital infusion or identify a financing source, it is unlikely that we will be able to continue operations.

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

ITEM 2.  UNREGISTED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is furnished with regard to all securities sold by us without registration for the quarter ended September 30, 2004. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act.

On July 29, 2004 we issued 25,000 (pre split) shares to Arthur Lieberman for consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2004.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

On November 5, 2004, we signed a non-binding letter of intent with Saenz Group, LLC. Prior to execution of any definitive agreement, the non-binding letter of intent can be terminated by either party with or without cause

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Item 6.  Exhibits

         (a)      Exhibits and Index of Exhibits

         31.1 Certification by Chief Executive and Chief Financial Officer Pursuant to Section 302

         32.1 Certification by Chief Executive Officer and Chief Financial OfficerPursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TRIMFAST GROUP, INC.
Dated:  November 17, 2004                 By:  /s/  Kenneth Hilowitz
                                          --------------------------
                                          President, Chief Financial Officer
                                          and Director