Form 10-K
period 2004-12-31
NOVAGANT CORP
filed 2021-05-17
CIK 1089297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-26675

NOVAGANT GROUP

f/k/a TRIMFAST INC.

(Exact name of registrant as specified in its charter)

NV	33-0038621
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

21073 Powerline Road, Suite 57	33433
Boca Raton Florida (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 750-3922

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No   ☐

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 72,071,562 shares issued and outstanding as of May 7, 2021.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward- looking" information. Forward- looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance, or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors" incorporated by reference into the section "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

Novagant Corp. f/k/a TrimFast Group, Inc. ("we", "us", "our", and "Company") is a Nevada corporation unless the context otherwise requires).

and is now specialty investment company which engages in developing, marketing and managing growth stage companies.

We were previously involved in the vitamin and nutraceutical field. We tried to launch our own line of vitamin products and supplements. We were not successful and had to file for protection from creditors with the United States Bankruptcy Court. On August 30, 2003 Gene Foland paid the Bankruptcy Court a total of $23,500 for all rights, title, and interest in the Bankrupt estate. The shareholders common stock equity position was retained as part of this transaction.

We are a developmental stage company and have no revenues to date. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were previously involved in the nutraceutical field and offered a line of nutritional supplements. We were not successful in this business and were required to file for protection from creditors under the U.S. Bankruptcy Code.

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

The Company made its last public filing on November 18, 2004 and filed a Form 15-12G on April 2, 2009.

"SHELL" CORPORATION

BACKGROUND.

Since the corporate shell was purchased in the bankruptcy proceeding in August 2003, we have conducted virtually no business operations to date and expect to conduct none in the future other than our efforts to effectuate a Business Combination, we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination Assuming our officers are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

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

Except for the Letter of Intent we signed with BuyMicro, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Since we have no formal agreement extending our offer to acquire the BuyMicro assets, Management has determined to continue to look for other potential acquisition candidates. Accordingly, we are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of the Business Combination.

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

PROBABLE LACK OF BUSINESS DIVERSIFICATION.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive, and regulatory developments, any, or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes, or services. Accordingly, notwithstanding possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

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

Accordingly, we will be dependent, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications, or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge, or experience necessary or desirable to enhance the incumbent management.

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

- stage of development of the product, process, or service of the Target Business;

- degree of current or potential market acceptance of the product, process, or service of the Target Business;

- possible proprietary features and possible other protection of the product, process, or service of the Target Business;

- regulatory environment of the industry in which the Target Business operates;

- costs associated with effecting the Business Combination; and

- equity interest in and possible management participation in the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change, or substantially augment management, or make other changes.

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

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state, "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company's affairs.

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

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our officers who will meet personally with existing management and key personnel, visit, and inspect material facilities, assets, products, and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate.

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

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product, or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist. See "Management's Discussion and Analysis or Plan of Operation".

CONFLICTS OF INTEREST.

Our officers are not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that our officers engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities, or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours.

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

INVESTMENT COMPANY ACT AND OTHER REGULATION

We may participate in a Business Combination by purchasing, trading, or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Our plan of business may involve changes in our capital structure, management, control, and business, especially if we consummate a Business Combination as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any acquisition we make may be in an industry which is regulated or licensed by federal, state, or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

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

EMPLOYEES

We are in the development stage and currently have no full time employees. We expect to use consultants, attorneys, and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

AVAILABLE INFORMATION

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward- looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

CERTAIN RISKS AFFECTING BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. Any forward-looking statements should be considered in light of the factors discussed below.

Risks Related to Recent Developments

WE CANNOT ASSURE YOU THAT WE WILL NOT DISCOVER INSTANCES OF HISTORICAL BREAKDOWNS IN CONTROLS, POLICIES AND PROCEDURES AFFECTING OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS. Following our management and corporate governance restructuring, we have made changes in our internal controls; our disclosure controls, policies, and procedures; and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover instances of historical breakdowns in our internal controls, policies and procedures of the types that would lead to a restatement of our historical financial results.

Risks Related To Our Financial Condition And Business Model

We have not yet established any business operations. Accordingly, we cannot provide you with information to evaluate our business. You should consider the risks, expenses, and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to: (I) identify an acquisition candidate; (ii) achieve profitable operations (iii) achieve financing to fund our plan of operations; and (v) respond effectively to competitive pressures If we are unsuccessful in these addressed risks, our business, financial condition, and results of operations will be adversely affected and our business may fail.

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

Our business plan calls for increased expenditures as we seek to identify a targeted business. Accordingly, we will have substantial additional capital. requirements and we can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including: (I) market conditions; (ii) our operating performance; and (iii) investor acceptance of our business plan. These factors may make the timing, amount, terms, and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE EXPANDING OPERATIONS, THEN OUR BUSINESS MAY BE HARMED.

Our business plan anticipates that our operations will undergo significant expansion if we are able to implement our plan of operations. This expansion will require us to hire additional personnel. We anticipate that this growth will place a significant strain on our managerial, operational, and financial resources. To accommodate this growth, we must successfully find and train additional employees, acquire and implement new computer hardware and software systems and establish new offices. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition, and results of operations.

OUR STOCK PRICE HAS BEEN VOLATILE.

The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, governmental regulations, litigation, or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology companies.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and in the documents incorporated herein by reference, the words "may", "will", "continue", "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth above under "Certain Risks Affecting Business, Operating Results and Financial Condition." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under "Business" and "Certain Risks Affecting Business, Operating Results and Financial Condition" and Item 3, "Legal Proceedings," as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is now located at 501 Silverside Road, PMB#352, Wilmington, Delaware 19809

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceeding pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock previously traded on the Over-the-counter -Bulletin Board ("OTCBB"). We now trade on the Pink Sheets. Trading in our common stock on the Pink Sheets has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 31, 2021 we had approximately 762 shareholders of record of our common stock and 72,071,562 shares of our common stock outstanding. This number of shareholders of record does not include stockholders for whom shares were held in a "nominee" or "street" name.

RECENT SALES OF UNREGISTERED SECURITIES

N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words.

"believe", "anticipate", "estimate", "expect", are of the opinion that and words of similar import, constitute "forward-looking statements." You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements and as a result you should not place any undue reliance on these forward-looking statements.

We assume no obligation to update any forward-looking statements as a result of new information, future events, or developments, except as required by applicable securities laws.

PLAN OF OPERATIONS

We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we consider to have significant growth potential. Since the filing of our bankruptcy in 2001, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We will carry out our plan of business as discussed above. See "Description of Business". We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations. Presently, we are not in a position to meet our cash requirements for the next 12 months. We do not generate any cash revenue or receive any type of cash flow.

Prior to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a Business Combination. There can be no assurance that we will be successful with this endeavor.

We had no revenues in either 2004 or 2003. We incurred operating expenses of $21 which resulted in a loss per share of $0.00 in 2004 as compared to operating expenses of $123,253 and a net loss per share of $(0.01) in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 we had $-0- in cash.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2004 the Company had no cash and an accumulated deficit of $18,327,798.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. offering any form of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued the following pronouncements during and subsequent to 2004, none of which are expected to have a significant affect on the financial statements:

AUDIT COMMITTEE REPORT

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novagant Corp.:

We were engaged to audit the accompanying balance sheets of Novagant Corp. (“the Company”) as of December 31, 2004 and 2003 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until April of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2004 and 2003, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
B F Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

May 14, 2021

Novagant Corp.

Balance Sheets

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$-	$21
Total assets	$-	$21

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	10,102	10,102
Accrued payroll	60,415	60,415
Notes payable	10,000	10,000
Other accrued liabilities	10,940	10,940
Total current liabilities	91,457	91,457

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock: $0.01 par value 20,000,000 shares authorized, -0- and -0- shares issued and outstanding as of December 31, 2004 and December 31, 2003	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,000,137 and 22,000,137 issued and outstanding as of December 31, 2004 and December 31, 2003	22,000	22,000
Additional paid-in capital	18,214,341	18,214,341
Accumulated deficit	(18,327,798)	(18,327,777)
Total stockholders' equity	(91,457)	(91,436)
Total liabilities and equity	$-	$21

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Operations

	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	21	123,253
Total operating expenses	21	123,253
Income loss from operations	(21)	(123,253)
Net loss	$(21)	$(123,253)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	22,000,137	22,000,137

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Changes in Shareholders Equity

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2002	-	$-	22,000,137	22,000	18,214,341	(18,204,524)	$31,817

Net loss						(123,253)	(123,253)

Balance, December 31, 2003	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,777)	$(91,436)

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2003	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,777)	$(91,436)

Net loss						(21)	(21)

Balance, December 31, 2004	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,798)	$(91,457)

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Cash flows

	Year Ended December 31, 2004	Year Ended December 31, 2003

Operating activities
Net loss	$(21)	$(123,253)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	9,502
Notes payable	-	60,055
Other accrued liabilities	-	10,293
Net cash provided by (used in) operating activities	(21)	(43,403)

Net increase (decrease) in cash and cash equivalents	(21)	(43,403)
Cash and cash equivalents at beginning of period	21	43,424
Cash and cash equivalents at end of period	$-	$21

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Notes to Financial Statements
December 31, 2004 and December 31, 2003

Organization and Description of Business

Novagant Corp. f/k/a  TrimFast Group, Inc. is a Nevada corporation unless the context otherwise requires).

We were previously involved in the vitamin and nutraceutical field. We tried to launch our own line of vitamin products and supplements. We were not successful and had to file for protection from creditors with the United States Bankruptcy Court. On August 30, 2003 Gene Foland paid the Bankruptcy Court a total of $23,500 for all rights, title, and interest in the Bankrupt estate. The shareholders common stock equity position was retained as part of this transaction.

We are a developmental stage company and have no revenues to date. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were previously involved in the nutraceutical field and offered a line of nutritional supplements. We were not successful in this business and were required to file for protection from creditors under the U.S. Bankruptcy Code.

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

The Company made its last public filing on November 18, 2004 and filed a Form 15-12G on April 2, 2009.  All financial statement information subsequent to December 31, 2003 is.

Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2004 the Company had no cash and an accumulated deficit of $18,327,798.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. offering any form of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable.

Cash equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, there original due dates were within three months.

Stock based compensation

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

Reporting comprehensive income

The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the years ended December 31, 2004 and 2003.

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

2. Note Payable

The Company's note payable is to an individual. The note bears interest at 10% per annum and is unsecured. Principal and interest were due in October 2004.

3. Preferred Stock

The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

4. Commitment

On July 21, 2004, the Company entered into a Letter of Intent to purchase all of the outstanding common stock of Kadfield, Inc., dba Buy Micro in exchange for 2,000,000 share of the Company's common stock. Kadfield is a supplier of computer and electronic equipment and its customers are located nationwide. The acquisition of Kadfield, Inc. will be accounted for as a reverse merger.

5. Contingency

There were no commitments or contingencies as of December 31, 2004.

6. Common Stock

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

7. Income Taxes

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2004 and 2003.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our president and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2004. There were no deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers Compensation

N/A

Biographies of Directors and Executive Officers.

Alexander M. Woods-Leo is the Company’s Chief Executive Officer. Mr Woods-Leo Alex has been at the helm of both private and public companies since 2013. With over 15 years of computer technology experience and over 10 years of sales and marketing experience.. Previously, Mr. Woods worked as a business consultant and a commercial banker. Alex attended the University of Delaware with honors studying Integrated Mathematics and Engineering. He is also the co-inventor for the patents owned and issued to Apex Farms Corp.

FAMILY RELATIONSHIPS.

There are no family relationships among the current officers and directors of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Based on information provided to the Company's legal counsel, during the five year period ending on December 31, 2004, no current director, person nominated to become a director, executive officer, promoter, or control person of the Company has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time

(2) Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities; or,

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

We are not aware of any filings pursuant to Section 16(a) of the Act.

ITEM 10. EXECUTIVE COMPENSATION

N/A

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

N/A

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

(B) REPORTS ON FORM 8-K. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT-RELATED FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $-0- and $-0-, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novagant Corp

Dated: May 17, 2021	By:	/s/ Alexander M. Woods-Leo
Alexander M. Woods-Leo Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Accounting Officer)