Form 10-K
period 2007-12-31
NOVAGANT CORP
filed 2021-05-17
CIK 1089297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

We had no revenues or operating activity in either 2007 or 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 we had $-0- in cash.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2007 the Company had no cash and an accumulated deficit of $18,327,798.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued the following pronouncements during and subsequent to 2007, none of which are expected to have a significant affect on the financial statements:

AUDIT COMMITTEE REPORT

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novagant Corp.:

We were engaged to audit the accompanying balance sheets of Novagant Corp. (“the Company”) as of December 31, 2007 and 2006 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until April of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2007 and 2006, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

/s/ BF Borgers CPA PC
B F Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO
May 14, 2021

Novagant Corp.

Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	10,102	10,102
Accrued payroll	60,415	60,415
Notes payable	10,000	10,000
Other accrued liabilities	10,940	10,940
Total current liabilities	91,457	91,457

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock: $0.01 par value 20,000,000 shares authorized, -0- and -0- shares issued and outstanding as of December 31, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,000,137 and 22,000,137 issued and outstanding as of December 31, 2007 and December 31, 2006	22,000	22,000
Additional paid-in capital	18,214,341	18,214,341
Accumulated deficit	(18,327,798)	(18,327,798)
Total stockholders' equity	(91,457)	(91,457)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
General and administrative expenses	-	-
Total operating expenses	-	-
Income loss from operations	-	-
Net loss	$-	$-

Basic and diluted earnings (loss) per common share	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	22,000,137	22,000,137

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Changes in Shareholders Equity

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2005	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,798)	$(91,457)

Net loss						-	-

Balance, December 31, 2006	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,798)	$(91,457)

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2006	-	$-	22,000,137	22,000	18,214,341	(18,327,798)	(91,457)

Net loss						-	-

Balance, December 31, 2007	-	$-	22,000,137	$22,000	$18,214,341	$(18,327,798)	$(91,457)

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Statements of Cash flows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating activities
Net loss	$-	$-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	-
Notes payable	-	-
Other accrued liabilities	-	-
Net cash provided by (used in) operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Novagant Corp.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2007 the Company had no cash and an accumulated deficit of $18,327,798.

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

Reporting comprehensive income

The Company reports and displays comprehensive income and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of comprehensive income to report for the years ended December 31, 2007 and 2006.

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

5. Contingency

There were no commitments or contingencies as of December 31, 2007.

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

7. Income Taxes

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2007 and 2006.

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

Under the supervision and with the participation of our Management, including our president and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based on this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2007. There were no deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Based on information provided to the Company's legal counsel, during the five year period ending on December 31, 2007, no current director, person nominated to become a director, executive officer, promoter, or control person of the Company has been a party to or the subject of:

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

(B) REPORTS ON FORM 8-K. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT-RELATED FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $-0- and $-0-, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novagant Corp

Dated: May 17, 2021	By:	/s/ Alexander M. Woods-Leo
Alexander M. Woods-Leo Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Accounting Officer)