Form 10-Q
period 2021-12-31
NOVAGANT CORP
filed 2022-02-15
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 0-26675

NOVAGANT CORP.

(Exact name of registrant as specified in its charter)

Nevada	33-0038621	19801
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

NOVAGANT CORP.

Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon,

Hong Kong

Tel. 852-93383077

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 11, 2022
Common Stock, $0.001	493,639,025

PART I. FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	December 31, 2021	March 31, 2021
	US$	US$
	(unaudited)	(audited)
ASSETS

Non-Current Assets
Plant and equipment	2,928	-
Right-of-use assets	2,654	7,432
Total Non-Current Assets	5,582	7,432

Current Assets
Deposits	1,341	1,341
Accounts receivables	13,766	-
Cash and cash equivalents	37,765	36,100
Total Current Assets	52,872	37,441

TOTAL ASSETS	58,454	44,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	244,636	50,133
Lease liabilities	2,708	7,511
Total Current Liabilities	247,344	57,644

Shareholders’ Equity
Preferred stock, $0.01 par value 20,000,000 shares authorized, 700,000 and -0 shares issued, respectively	700	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 349,989,704 and 1 shares issued, respectively	300,000	-
Additional paid-in capital	1,599,609	1
Accumulated deficit	(2,089,199)	(12,772)
Total Shareholders’ Equity	(188,890)	(12,771)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	58,454	44,873

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Nine months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
	$	$	$	$
Revenue – air/ocean freight service income	41,021	46,985	77,595	81,582
Cost of services – air/ocean freight service direct cost	(31,188)	(27,828)	(57,076)	(45,363)

	9,833	19,157	20,519	36,219

Operating expenses:
General and administrative expenses	14,362	16,508	39,906	49,118
Finance costs	23	64	101	163

Total expenses	14,385	16,572	40,007	49,281

(Loss) profit before provision for income taxes	(4,552)	2,585	(19,488)	(13,062)

Provision for income taxes	-	-	-	-

Net (loss) profit for the period	(4,552)	2,585	(19,488)	(13,062)

Basic and dilutive net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	349,989,704	49,989,704	160,978,715	49,989,704

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Preferred stock:		Common stock:		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
		$		$	$	$	$

Balances at April 1, 2020	-	-	-	-	1	(17,956)	(17,955)

Net profit for the period	-	-	-	-	-	(13,062)	(13,062)

Balances at December 31, 2020	-	-	-	-	1	(31,018)	(31,017)

Balances at April 1, 2021	-	-	-	-	1	(12,772)	(12,771)

Shares issued for acquisition of legal acquirer	700,000	700	349,989,704	409,294	33,882,188	(34,292,182)	-

Recapitalization of legal acquirer	-	-	-	(109,294)	(32,282,580)	32,235,243	(156,631)

Net loss for the period	-	-	-	-	-	(19,488)	(19,488)

Balances at December 31, 2021	700	700	349,989,704	300,000	1,599,609	(2,089,199)	(188,890)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2021	2020
	$	$

Cashflow from Operating Activities
Loss for the period	(19,488)	(13,062)

Adjustments for:
Finance costs	101	163
Depreciation	4,778	3,717
Operating cash flows before working capital change	(14,609)	(9,182)

Changes in Working Capital:
Accounts receivables	(13,766)	(15,919)
Creditors, Accruals and Other Payables	34,944	22,341
Total	21,178	6,422

Cash generated from (used in) Operating Activities	6,569	(2,760)

Cashflow from Financing Activities
Repayment of lease liabilities	(4,803)	(3,651)
Interest paid	(101)	(163)
Total	(4,904)	(3,814)

Net change in cash and cash equivalents	1,665	(6,574)

Cash & Cash equivalents at the beginning of the period	36,100	27,823

Cash & Cash equivalents at the end of the period	37,765	21,429

Notes to the Financial Statements

For the nine months ended December 31, 2021 and 2020

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the nine months ended December 31, 2021. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company was initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHK World Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a one for 30 share reverse split of its common stock, the Company changed its’ name to EDollars, Inc. On September 18, 2007 the Company changed its’ name to Forex, Inc. and completed a one for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed its name to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom, Inc. subsidiary to its prior owners. The Company previously elected to pursue selling financial products. Trimfast Group, Inc. changed to Edollars, Inc. in Nevada on November, 2006. Edollars, Inc. changed to Forex, Inc. in June, 2007. Forex, Inc. changed to Petrogulf Corp. on March26, 2008. Petrogulf Inc. changed to Novagant, Inc. on November 26, 2013. On January 1, 2014, the Company changed its symbol from PTRF to NVGT.

In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial District Court, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. On January 8, 2020, GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug DiSanti Agrees to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be Non-convertible and equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexander M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2021, Mr. Alexander M. Woods-Leo resigned as an officer and director and appointed Mr. WeiQun Chen as Chairman, CEO and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever FullLogistics Limited (“EFLL”), registered and incorporated as a private limited liability company in Hong Kong, and WeiQun Chen (“Chen”), the sole shareholder of EFLL. Upon the closing of the share exchange transaction contemplated under the Exchange Agreement, Chen transferred all of his share capital in EFLL to the Company in exchange for 300,000,000 shares of common stock of the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company. The Company now operates all of its business through EFLL in Hong Kong only.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and EFLL. All material intercompany transactions and balances have been eliminated in the consolidation.

These consolidated financial statements have been prepared under the historical cost convention and all transactions have been accounted for on accrual basis.

Going concern

As at December 31, 2021, the Company had net current liabilities and net liabilities of $194,472 and $188,890, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

These consolidated financial statements have been prepared on a going concern basis, the validity of which depends upon the financial support from the shareholders at a level sufficient to finance the working capital requirements of the Company. The shareholders have agreed to provide adequate funds for the Company to meet its liabilities as they fall due for the foreseeable future.  The directors of the Company is therefore of the opinion that it is appropriate to prepare the consolidated financial statements on a going concern basis. Should the Group be unable to continue as going concern, adjustments would have to be made to the consolidated financial statements to adjust the value of the Group’s assets to their recoverable amounts, to reclassify non-current assets as current assets and to provide for any further liabilities which might arise. The effect of these adjustments has not been reflected in the consolidated financial statements.

Note 2 - Summary of Significant Accounting and Reporting Policy

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending March 31, 2022.

The balance sheets and certain comparative information as of March 31, 2021 are derived from the audited financial statements and related notes for the year ended March 31, 2021, included in the Company’s Form 10. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Form 10.

Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and EFLL. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on April 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of April 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2021, and March 31, 2021, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the nine months ended December 31, 2021, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Provisions

Provisions are recognized when the Group has a present obligation (legal or constructive) as a result of a past event, it is probable that the Group will be required to settle that obligation, and a reliable estimate can be made of the amount of the obligation.

The amount recognized as a provision, is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation. When a provision is measured using the cash flows estimated to settle the present obligation, its carrying amount is the present value of those cash flows (where the effect of the time value of money is material).

Income taxes

The Group provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Group’s income tax provision and net income or loss in the period the determination is made.

Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Group using estimates and assumptions that the Group expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

The carrying value of the Group’s financial instruments, including cash and cash equivalents, deposit paid, accounts receivables, accounts payable and accrued expenses, amounts due to related parties and notes payables approximate to their fair value because of the short-term maturity of these financial instruments.

Pension Plans

During the nine months ended December 31, 2021, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$30,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

Leases

Definition of a lease

A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

For contracts entered into or modified on or after the date of initial application, the Group assesses whether a contract is or contains a lease based on the definition under GAAP ASC 842 at inception or modification date. Such contract will not be reassessed unless the terms and conditions of the contract are subsequently changed.

The Group as a lessee

Allocation of consideration to components of a contract

For a contract that contains a lease component and one or more additional lease or non-lease components, the Group allocates the consideration in the contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

The Group also applies practical expedient not to separate non-lease components from lease component, and instead account for the lease component and any associated non-lease components as a single lease component.

Short-term leases and leases of low-value assets

The Group applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option. It also applies the recognition exemption for lease of low-value assets. Lease payments on short-term leases and leases of low-value assets are recognized as expense on a straight-line basis or another systematic basis over the lease term.

Right-of-use assets

The cost of right-of-use asset includes:

•the amount of the initial measurement of the lease liability;

•any lease payments made at or before the commencement date, less any lease incentives received; and

•any initial direct costs incurred by the Group.

Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities.

Right-of-use assets in which the Group is reasonably certain to obtain ownership of the underlying leased assets at the end of the lease term are depreciated from commencement date to the end of the useful life. Otherwise, right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term.

The Group presents right-of-use assets that do not meet the definition of investment property as a separate line item on the statement of financial position.

Lease liabilities

At the commencement date of a lease, the Group recognizes and measures the lease liability at the present value of lease payments that are unpaid at that date. In calculating the present value of lease payments, the Group uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable.

The lease payments include:

•fixed payments less any lease incentives receivable;

•variable lease payments that depend on an index or a rate; and

•amounts expected to be payable by the Group under residual value guarantees;

After the commencement date, lease liabilities are adjusted by interest accretion and lease payments.

The Group remeasures lease liabilities (and makes a corresponding adjustment to the related right-of-use assets) whenever:

•the lease term has changed or there is a change in the assessment of exercise of a purchase option, in which case the related lease liability is remeasured by discounting the revised lease payments using a revised discount rate at the date of reassessment.

•the lease payments change due to changes in expected payment under a guaranteed residual value, in which cases the related lease liability is remeasured by discounting the revised lease payments using the initial discount rate.

Lease modifications

The Group accounts for a lease modification as a separate lease if:

•the modification increases the scope of the lease by adding the right to use one or more underlying assets; and

•the consideration for the leases increases by an amount commensurate with the stand-alone price for the increase in scope and any appropriate adjustments to that stand-alone price to reflect the circumstances of the particular contract.

For a lease modification that is not accounted for as a separate lease, the Group remeasures the lease liability based on the lease term of the modified lease by discounting the revised lease payments using a revised discount rate at the effective date of the modification.

The Group accounts for the remeasurement of lease liabilities and lease incentives from lessor by making corresponding adjustments to the relevant right-of-use asset. When the modified contract contains a lease component and one or more additional lease or non-lease components, the Group allocates the consideration in the modified contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

Recent Accounting Pronouncements

Accounting pronouncement adopted

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Group adopted ASU 2017-11 on April 1, 2019 and determined that this ASU does not have a material impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Group determined that ASU 2018-13 did not have a material impact on its financial statements.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended March 31, 2021.

Accounting pronouncement not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Group will adopt this ASU on April 1, 2023. Management is currently evaluating this ASU to determine its impact to the Group's financial statements.

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For non-public companies, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Group is currently evaluating the impact of ASU 2020-04 on its future financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Group’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Group is currently evaluating the impact of ASU 2020-04 on its future financial statements.

The Group has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – General and Administrative Expenses

	Nine months ended December 31,
	2021	2020
	$	$

Courier	362	739
Depreciation	4,778	3,717
Electricity and water	260	890
Entertainment	1,362	4,939
Insurance	247	282
Medical	762	145
MPF contributions	1,115	1,308
Professional fee	3,846	1,731
Printing & stationery	-	385
Repair and maintenance	-	577
Rental expenses	-	883
Salaries and wages	23,077	26,923
Staff welfare	1,782	1,324
Telecommunication and IT	1,005	1,573
Sundry expenses	359	2,090
Transportation expenses	951	1,612

	39,906	49,118

Note 4 – Right-of-use Assets

	December, 31	March 31,
	2021	2021
	$	$

Leased property	2,654	7,432

The Group lease an office property for its operations. Lease contract is entered into for fixed term of within 2 years. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. In determining the lease term and assessing the length of the non-cancellable period, the Group applies the definition of a contract and determines the period for which the contract is enforceable.

Note 5 – Creditors, accruals and other payables

	December, 31	March 31,
	2021	2021
	$	$

Creditors	9,741	4,256
Accruals	9,227	5,928
Notes payable	82,676	-
Due to a related party	66,109	39,949
Shareholders’ loan payable	76,883	-

	244,636	50,133

Note 6 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.01 par value, and 700,000 shares were outstanding in December 31, 2021 and 2020. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Common Stock

The Company has 1,000,000,000 authorized shares of Common Stock with a par value of $0.001 with 349,989,704 shares issued and outstanding.

During 2014, the Company received 2,000,000 shares of common stock in return for transferring its subsidiary Neeksom, Inc back to its original shareholders.

During the year ended December 31, 2013, the Company issued 17,422,000 shares of common stock for services with a value of $31,955, 18,600,000 common shares for notes payable with a value of $5,033, 3,000,000 for officer compensation with a value of $5,502, and 25,000,000 common shares with a value of $45,854 for settlement of a prior debt. There were 16,600,000 shares returned to treasury prior to 2019 bringing the total common outstanding shares from 73,871,562 to 61,271,562. During the second quarter of 2021, there were 22,081,858 shares being canceled. The latest total common outstanding shares is 349,989,704.

During the third quarter of 2021, there were 300,000,000 shares issued to acquire the 100% equity interest of Ever Full Logistic Limited.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company was initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHKWorld Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a one for 30 share reverse split of it’s common stock, the Company changed its’ name to EDollars, Inc. On September 18, 2007 the Company changed its’ name to Forex, Inc. and completed a one for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed itsname to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom, Inc. subsidiary to its prior owners. The Company previously elected to pursue selling financial products. Trimfast Group, Inc. changed to Edollars, Inc. in Nevada on November, 2006. Edollars, Inc. changed to Forex, Inc. in June, 2007. Forex, Inc. changed to Petrogulf Corp. on March26, 2008. Petrogulf Inc. changed to Novagant, Inc. on November 26, 2013. On January 1, 2014, the Company changed its symbol from PTRF to NVGT.

In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial DistrictCourt, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. On January 8, 2020, GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug  DiSanti Agrees to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be Non-convertible and equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexnader M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2021, Mr. Alexander M. Woods-Leo resigned as an officer anddirector and appointed Mr. WeiQun Chen as Chairman, CEO and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever FullLogistics Limited (“EFLL”), registered and incorporated as a private limited liability company in Hong Kong, and WeiQun Chen (“Chen”), the sole shareholder of EFLL. Upon the closing of the share exchange transaction contemplated under the Exchange Agreement, Chen transferred all of his share capital in EFLL to the Company in exchange for 300,000,000 shares of common stock of the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company. The Company now operates all of its business through EFLL in Hong Kong only.

EFLL is a limited company incorporated in Hong Kong.  The address of its registered office and principal place of business are Unit A, Room V28, 5/F., Victory Industrial Building, 151-157 Wo Yi Hop Road, Kwai Chung, New Territories.   EFLL is a one-stop logistics service providers in Hong Kong, offering a range of logistics services to meet the needs of our customers’supply chains, which include (i) transportation; (ii) logistics solution consulting services; (iii) distribution management; and (iv)customization services (consisting mainly of labelling services and bundling services). We are particularly specialized in Fast MovingConsumer Goods (FMCG) and Health Care Products. The scope of logistics services that we provide to each customer varies asdifferent customers often require different kinds of services. We normally offer transportation services to our customers to deliver ourcustomers’ inventory (which includes production materials, components and finished goods) to their downstream clients,manufacturing plants and/or designated locations.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on April 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of April 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2021, and March 31, 2021, no allowance for doubtful accounts is necessary.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of December 31, 2021, we had net current liabilities and net liabilities of $194,472 and $188,890, respectively.　Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue

During the three months ended December 31, 2021, we have revenue of $41,201, compare to $46,895 during the three months ended December 31, 2020, decreased of $5,964 or 13%.

Operating Expenses

During the three months ended December 31, 2021, we have operating expenses of $14,362, compare to $16,508 during the three months ended December 31, 2020, decreased of $2,146 or 13%.  The decrease mainly due to decrease in entertainment expenses of $1,466.

Net Income (Loss)

During the three months ended December 31, 2021, we incurred a net loss of $4,552, compare to a net profit of $2,585 during the three months ended December 31, 2020, decreased of $7,173.  The decrease mainly due to increase in direct costs.

Nine Months Ended December 31, 2021 Compared to the Nine Months Ended December 31, 2020

Revenue

During the nine months ended December 31, 2021, we have revenue of $77,595, compare to $81,582 during the nine months ended December 31, 2020, decreased of $3,987 or 5%.

Operating Expenses

During the nine months ended December 31, 2021, we have operating expenses of $39,906, compare to $49,118 during the nine months ended December 31, 2020, decreased of $9,212 or 19%.  The decrease mainly due to decrease in staff costs of $3,846, entertainment expenses of $3,577 and sundry expenses of $1,731, and set off with increase in professional fee of $2,115.

Net Income (Loss)

During the nine months ended December 31, 2021, we incurred a net loss of $19,448, compare to a net loss of $13,062 during the nine months ended December 31, 2020, increased of $6,426.  The increase mainly due to increase in direct costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, and March 31, 2021, we had a cash balance of $37,765 and 36,100, respectively.

To the extent that the Group’s capital resources are insufficient to meet current or planned operating requirements, the Group will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Group has no current arrangements with respect to, or sources of, such additional financing and the Group does not anticipate that existing shareholders will provide any portion of the Group’s future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Group. If adequate funds are not available, the Group may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Group. These factors raise substantial doubt about the ability of the Group to continue as a going concern.

Cash Flows from Operating Activities

Net cash generated from / used in operating activities was $6,569 and $2,760 during the nine months ended December 31, 2021 and 2020, respectively.

Cash Flows from Investing Activities

We neither generated nor used cash in investing activities during the nine months ended December 30, 2021 and 2020.

Cash Flows from Financing Activities

Net cash generated from in financing activities was $4,904 and $3,814 during the nine months ended December 31, 2021 and 2020, respectively.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through our existing funds and future revenue. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with current corporate funds. Thereafter, we expect we will generate revenues to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $19,488 and $13,062 for the nine months ended December 31, 2021 and 2020, respectively, and have a net deficit of $188,890 as of December 31, 2021, which raise substantial doubt about the Group’s ability to continue as a going concern.

Management believes the Group will improve the operation and generated positive cash inflows from operating activities for the foreseeable future. Management plans to seek additional debt and/or equity financing for the Group but cannot assure that such financing will be available on acceptable terms. The Group’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novagant Corp.

Dated: February 14, 2022	By: /s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory