Form 10-K
period 2022-03-31
NOVAGANT CORP
filed 2022-06-29
CIK 1089297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 0-26675

NOVAGANT CORP.

(Exact Name of registrant as specified in its charter)

Nevada	33-0038621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Flat D, 32/F, The Masterpiece, 18 Hanoi Road,

Kowloon, Hong Kong 19801

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (852) 9338-3077

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ].

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange on which registered
NONE	----	----

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of March 31, 2022 was approximately $8,174,040 based on the closing price on March 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of June 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Novagant Corp.

References in this document to “Company,” “we,” “us,” “our,” “EFLL” and “NVGT” refer to Novagant Corp. and/or its wholly-owned subsidiary, Ever Full Logistics Limited.

EXPLANATORY NOTE

NVGT is a holding company, incorporated in Nevada. Our operations are conducted through our wholly-owned subsidiary organized in Hong Kong, EFLL. EFLL’s operations are based in Hong Kong. We have no business operations in China. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. We may also become subject to foreign exchange regulations that might limit our ability to transfer cash between entities, across borders, to U.S. investors, to convert foreign currency into Renminbi, acquire other PRC companies or establish VIEs in the PRC. There are risks relating to PRC laws and regulations with respect to foreign exchange, for example, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. Moreover, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. Our PRC legal counsel, China Commercial Law Firm. Guangdong. has provided the consent at Exhibit 23.3 accordingly. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. Although we concluded our subsidiary is currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless, if we inadvertently conclude that such approvals are not required when they are, if we do not receive or maintain such permissions or approvals if and when required, or changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future. If our subsidiary is unable to receive or maintain approvals when required for our business or industry under then applicable PRC laws, then such failure could limit or prohibit the ability of our subsidiary to operate in Hong Kong, and our operations, financial conditions, and the results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

Any restrictions and limitations on foreign exchange and the ability of our subsidiary to make payments to us, to transfer cash between entities, across borders, and to U.S. investors could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Our ability to pay dividends is limited because of our holding company structure creates restrictions on the payment of dividends.

Our holding company NVGT and Hong Kong subsidiary EFLL are currently not required to obtain permission or approval from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or the Cyberspace Administration of China, or CAC, to operate or to issue securities to foreign investors. Please refer to the consent provided by our PRC legal counsel at Exhibit 23.3. While this currently does not present any operational risks, interference from the government of the People’s Republic of China (“PRC”) could cause a material change in our operations and the value of the Company’s common stock. Recent statements by the government of the PRC, while not currently applicable to EFLL, could limit the Company’s use of variable interest entities, effect the Company’s data security, and hinder our ability to operate as planned. Further overreach by the Chinese government into Hong Kong could limit the Company’s ability to accept foreign investments or be quoted in the U.S.

We believe that there are certain risks and uncertainties involved in our operations, some of which are beyond our control. We believe a few of the more significant risks relating to our business are as follows summarized below and in “Risk Factors — Risks Of The Corporate Structure Based In Hong Kong.”

In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations including its enforcement and interpretation at any time with little to no advance notice and can intervene at any time with little to no advance notice. NVGT and EFLL are currently not required to obtain permission or approval from Chinese authorities to list on U.S. exchanges. We have not been denied from any Chinese authorities with permissions or approvals to operate our business or to offer our securities so far. However, if our subsidiary or the holding company were required to obtain permission or approval in the future, or we erroneously conclude that permissions or approvals were not required, or we were denied permission or approval from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers, would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business. Substantial uncertainties and risks arising from the legal system in China, regarding the enforcement of laws and that rules and regulations in China can change quickly with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition. Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position. Occupation protest, demonstration or rioting causing mass disruption to business in Hong Kong may impose adverse impact on the economy of Hong Kong, which in turn may affect our business performance. The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends. PRC regulations of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to our operating subsidiary in Hong Kong, which could materially and adversely affect our liquidity and our ability to fund and expand business. The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions. Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment. We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

The Chinese government exerts substantial influence over, and can intervene at any time with little to no advance notice in the manner in which we must conduct our business activities. The holding company NVGT and the subsidiary EFLL are currently not required to obtain permission or approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong based issuers over time and if our subsidiary or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors in future. Please see Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain permission or approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers over time and if our PRC subsidiaries or the holding company were required to obtain permission or approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

U.S shareholders may face difficulties in effecting service of process against the Company and our officers and directors, as they are all based in Hong Kong. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the Company or any of the officers or directors, and they still may be fruitless.

The holding company and the subsidiary are not required to obtain any permission or approval for our operations from the Chinese government, including those required from the CSRC, CAC or any other entity at present. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such permissions or approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain permission or approval in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter market, which would likely cause the value of our securities to significantly decline or become worthless.

Furthermore, there may be some prominent risks associated with our operations based in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies and Hong Kong-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022. For a detailed description regarding Measures for Cybersecurity Review, please also see Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain permission or approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers over time and if our PRC subsidiaries or the holding company were required to obtain permission or approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The business of NVGT and EFLL until now are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are the latest, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the legal and operational risks facing the Company and the offering associated with our operations in Hong Kong, please refer to the “Risk Factors — Risks Of The Corporate Structure Based In Hong Kong”.

Transfers of Cash to and from Our Subsidiary

NVGT is permitted under the Nevada laws to provide funding to our subsidiary in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Likewise, EFLL is permitted under the laws of Hong Kong to provide funding to NVGT through earnings distribution without restrictions on the amount of the funds. As of the date of this prospectus, there have been no dividends or distributions among the holding company or the subsidiary and no transfers of cash between the holding company and the subsidiary.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. We have not paid any dividends in the past. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deem relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfers of cash from NVGT to EFLL or from EFLL to NVGT. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock. As of the date of this prospectus, we do not have any PRC subsidiaries.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have any PRC subsidiaries. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In that case, we will update our investors by SEC filing of disclosure, e.g. a current report on Form 8-K, prior to such actions.

All our cash is paid directly to our Hong Kong company, EFLL. $0 has passed from EFLL to the parent company. EFLL has made no distributions to the holding company. There have been no transfers of cash between the holding company and the subsidiary.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act as the PCAOB has determined that it is unable to inspect or investigate completely our auditor Zhen Hui Certified Public Accountants (“ZHCPA”). We expect to be added to the list of Commission-Identified Issuers under the HFCAA subsequent to the filing of our annual report, and this could materially affect the trading price of our common stock, cause our common stock to be prohibited from trading and that as a result, the exchange may determine to delist our securities. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted under the HFCAA. Please see Risk Factors – The audit report included in this Amendment is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) was included on such list. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB on December 16, 2021. Consequently, the PCAOB is unable to inspect or investigate completely ZHCPA headquartered in Hong Kong, the lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China, as a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. Also, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading.

Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB is unable to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S. Please see Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This following information specifies certain forward-looking statements of management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms, or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.

The market data and other statistical information contained in this Form 10-K are based on internal Company estimates of our past experience in the industry, general market data, and public information which was not commissioned by us for this filing.

PART I

ITEM 1. BUSINESS

Narrative Description of the Business

History of Our Company

We were initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHK World Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200 reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a one for 30 share reverse split of its’ common stock, the Company changed its’ name to EDollars, Inc. On September 18, 2007 the Company changed its’ name to Forex, Inc. and completed a one for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April 23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed its name to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom, Inc. subsidiary to its prior owners. The Company previously elected to pursue selling financial products. Trimfast Group, Inc. changed to Edollars, Inc in Nevada on November, 2006. Edollars, Inc. changed to Forex, Inc. in June, 2007. Forex, Inc. changed to Petrogulf Corp. on March 26, 2008. Petrogulf Inc. changed to Novagant, Inc. on November 26, 2013. On January 1, 2014, the Company changed its symbol from PTRF to NVGT.

In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial District Court, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. Please refer to the Exhibit 10.3.

On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug DiSanti Agrees to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be convertible and will equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexander M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

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

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Full Logistics Limited (“EFLL”), registered and incorporated as a private limited liability company in Hong Kong, and WeiQun Chen (“Chen”), the sole shareholder of EFLL.  Upon the closing of the share exchange transaction contemplated under the Exchange Agreement, Chen transferred all of his share capital in EFLL to the Company in exchange for 300,000,000 shares of common stock of the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company. The Company now operates all of its business through EFLL in Hong Kong only. Our corporate organizational chart is shown as below.

Business Overview

EFLL is a one-stop logistics service provider in Hong Kong, offering logistics services to meet the needs of our customers’ supply chains, which include transportation only. We are particularly specialized in Fast Moving Consumer Goods (FMCG) and Health Care Products. The scope of logistics services that we provide to each customer varies as different customers often require different kinds of services. The Company’s management believes that technology input and service quality are always our core competence to success in the future. EFLL has continued to enhance its IT system to improve its operating efficiency and effectiveness. In the last quarter of 2020, EFLL upgraded its transportation management system (“TMS”) by adding a track and trace function. This TMS provides transparency of our logistic services. The customers can timely track and trace the status and records of the delivery of their goods. This is a chart that shows our corporate structure of EFLL, which is a direct wholly-owned subsidiary of the Company Novagant Corp. and it also shows all directors and employees relates to the structure of EFLL.

Novagant Corp.     100%    > Ever Full Logistics Limited

Directors

operation clerk	account clerk	10 freelance sales representatives

Industry Overview

Logistics companies are facing an era of unprecedented change as digitization takes hold and customer expectations evolve. New technologies are enabling greater efficiency and more collaborative operating models; they’re also re-shaping the marketplace in ways that are only just beginning to become apparent. New entrants, whether they be start-ups or the industry’s own customers and suppliers, are also shaking up the sector. According to the China Investment Corporation Report (CIC), the logistics industry in Hong Kong and the PRC is expected to grow with the gradual acceleration of China’s economic growth, and further penetration of logistics services into lower-tier cities. In addition, the manufacturing industry in China has been gradually adopting a more quality-focused approach and an increasing number of foreign manufacturers who are used to outsource their non-core operations such as logistics is expected to set branches in China. We do not have any plan to commence new business other than our existing logistics services business.

Our Service and Operation

We offer logistics services to meet the needs of our customers’ supply chains, which include transportation only. Our transportation includes Air Freight and Ocean Freight. To meet the different needs of our customers, EFLL has to provide a wide range of air freight services depending on the type of goods and the urgency of customers’ needs. Cargos can be consolidated or consigned as express packages on direct flights. Our worldwide-linked agency network allows us to keep our customers informed of their cargoes movement simultaneously, providing timely notice of arrival and early lodgement of customs entries for the earliest possible clearance and delivery of the goods to the customers. The charging basis for the air freight is based on the weight (i.e. kilograms) of the goods to be delivered.

Another core business is Ocean sea-freight forwarding, and as a Non-Vessel Operating Common Carrier (“NVOCC”), we handled consignment of any size. Whether Full Container Load or Loose Cargo Load, our customers are assured of expert handling from professionals with many years of hands-on experience. We load all our customers’ containers to the destinations we serve. Once the booking is made, we see it all way through. From collecting at your premises or at the port, loading into the container and de-vanning at destination. All orders are handled by us and our own agents. The charging basis for the ocean freight is based on the cubic metres of the goods to be delivered. As a whole, we use the existing manpower, i.e. the 13 part-time employees, will be acting as the agents handling different customers and line-up the overseas agents.

We currently operate with a fleet of 5 vehicles to provide transportation services, but we do not own any of them. The charging basis for those vehicles is based on the fleet utilization of goods or services to be delivered.

Transportation ServiceDistribution Management

Our Supply Chain and Customer Base

We serve customers from various industries, mainly including pharmaceutical, FMCG, packaging, health care, health beauty and other industries. Most of our major customers are multi-national companies which require our logistics services to meet the needs of their supply chains. All of our five largest customers are independent third parties, and none of them were also our suppliers. The major charging basis for the transportation services is based on the weight (i.e. kilograms) of goods delivered. The charging basis for the ocean freight is based on the cubic metres of the goods to be delivered. Our Director considers that our different charging bases are in line with industry norm. We enter into master service agreements with our customers in relation to our services rendered including transportation and logistics services. These agreements are generally for a term of one to two years. It is our business strategy and commercial decision not to enter into service agreements with our customers for a term longer than three years, unless our customers insist, so that we can preserve the flexibility in negotiating and adjusting our service fees, and maintain our profit margin in view of fluctuations in fuel prices, labor cost and operation costs from time to time.

Our Competition

Leading logistics service providers in Hong Kong are mainly large-scale state-owned enterprises, which generally have more assets, resources and business connections to secure global servicing contracts with multi-national companies. They tend to provide a comprehensive range of services from freight forwarding, supply chain management solutions, customs clearance, freight tracking and monitoring, to distribution solutions. Our Director believes that EFLL primarily competes with the competitors based on our ability to provide comprehensive, flexible and reliable logistics services to our customers, quality of services (including reliability, responsiveness, expertise and convenience) provided and price.

Our primary competitors are Kerry Logistics Network Ltd., VHK Logistics (HK) Ltd., and Yusen Logistics (Hong Kong) Limited. The following is a description of each competitor.

Kerry Logistics Network Ltd.: Kerry Logistics Network Ltd. is a listed company engaged in third party logistics, freight services, warehouse operations, and supply chain solutions. It was listed on 19 December 2013, raising over US$280 million, as a spin-off of Kerry Properties Limited. It is headquartered in Kwai Chung, Hong Kong. As of 2020, they managed 74 million square feet (6,900,000 m2) of logistics facilities globally (24 million square feet [2,200,000 m2] of which is self-owned), with a fleet of 10,000+ self-owned vehicles operating in 59 countries and territories.

VHK Logistics (HK) Ltd.: VHK Logistics (HK) Ltd. is headquartered in Hong Kong and with an office in Guangzhou, they have been going the distance for their clients since 1990. Their beginnings as a family business continue to shape their service, and they work with businesses and organizations of all sizes to deliver quality international freight forwarding that puts their clients at the heart of what they do. For import, export, or offshore shipments, their comprehensive operation spans ocean and air freight, cargo solutions, trucking services, bonded warehousing, and specialized wine logistics. They pride themselves on their flexible, cost-effective, seamless, and reliable approach.

Yusen Logistics (Hong Kong) Limited: Founded in 1970s, Yusen Logistics (Hong Kong) has a highly experienced and professional team which offers full range of logistics, transportation services and supply chain solutions to their customers. The NYK Group unified Orient Consolidation Service (Hong Kong) Limited and New Wave Logistics (Hong Kong) Limited to form NYK Logistics (Hong Kong) Limited in 2004. In order to further strengthen its logistics business segment, NYK Group integrated NYK Logistics with Yusen Air & Sea Service (another affiliated company) to form Yusen Logistics (Hong Kong) Limited in 2011.

Our Competitive Advantages

We believe that the following characteristics of our system provide us with a competitive advantage:

We are attempting to establish a reputation in the logistics industry in Hong Kong to provide a broad range of flexible and quality logistics services to meet the needs of our customers’ supply chains. EFLL is a logistics service provider in Hong Kong with over

10 years of operation in the logistics industry. In order to provide superior logistics services to customers, we, based on our experience, industry knowledge and understanding of the market, provide a broad range of logistics services for our customers with a view to ensuring accurate movement and delivery for our customers.

In addition, prior to the provision of logistics services, we will discuss with our customers in relation to their delivery plan, which specifies the points of delivery and the delivery schedule; their other logistics plans, if any. Such information will be transmitted into our intelligent logistics management system for the advanced planning of the supply chain process and to ensure efficient flow of services. We believe our ability to plan logistics solutions in advance not only allows us to provide our customers with flexible logistics services, but also, in the long run, enhances our collaborations and relationship with our customers.

Our Growth Strategies

EFLL’s principal objectives are to sustain the continuous growth of our business and maintain our competitive advantages to strengthen our position as a logistics service provider in Hong Kong. To achieve this, we intend to focus on the following strategies:

Our growth strategies are centered on customer experience, technological capabilities and operational efficiency. We believe customer experience is the bedrock of our potential success, as we can only solidify our services by achieving customer satisfaction.

Our technological capabilities are the tools we utilize to drive the continuous improvements in our solutions and services, which ultimately leads to higher operational efficiency for ourselves and our customers. In order to increase our operational efficiency, we may enhance our customers’ supply chain efficiency by expanding the breadth and depth of our solutions and services; further invest in supply chain technologies to drive sustainable growth; continue to improve our operational efficiency through strengthening our logistics network and expand internationally to achieve global footprint.

Expanding our vehicle fleet to enhance our transportation services and save our operating costs in the long run. To capture the new business opportunities and the anticipated growth in the orders for our transportation services, it is imperative for us to strengthen our competitiveness by expanding our vehicle fleet.

We consider maintaining active business relationships with our existing and potential customers in the logistics industry to be important for EFLL to explore new and potential business opportunities. Currently, our new customers are mainly (i) referred from our existing customers; and (ii) walk-in customers who engaged us to provide logistics services due to our reputation and track record. The marketing activities of EFLL are mainly conducted by our Director and senior management. In order to further diversify and expand our customer base and capture additional business opportunities, we plan to enhance our sales and marketing efforts by setting up a separate department, initially consisting of approximately seven sales specialists solely for sales and marketing purposes. We target to actively contact potential companies which may require logistics services in order to explore potential business opportunities. In addition, we plan to launch marketing and promotional campaigns to enhance our exposure to more potential customers.

Insurance

EFLL maintains insurance policies against loss or damage to its properties, trucks, employees and business interruption. Apart from those specifically provided in the contract with our customers, and in the absence of any negligence or willful act on the part of EFLL, EFLL will not be liable for the loss or damage to the customers’ goods which are delivered by EFLL arising from fire or accidents. Nevertheless, EFLL has maintained insurance policies against such loss or damage. Our Director believes that the insurance coverage taken out by us is in line with industry norms in Hong Kong and is adequate and sufficient for our operations. Our Director has confirmed that we were not subject to any material insurance claims or liabilities arising from our operations.

Licenses and Permits

Taking into accounts the views of Hong Kong and the PRC Legal Advisers, our Director confirmed that EFLL have obtained all necessary licenses, approvals and permits that are material to our business, all of which are valid and current, and we have been in compliance in all material respects with the applicable laws and regulations in Hong Kong.

Governmental Regulation

Our business is located in Hong Kong and is subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi or Hong Kong Dollars, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

Hong Kong

Business Registration Ordinance

Every person, (a company or individual), who carries on a business in Hong Kong is required under the Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong) to apply for a business registration certificate from the Inland Revenue Department within one month from the date of commencement of the business, and to display a valid business registration certificate at the place of business. Business registration does not serve to regulate business activities and it is not a licence to trade. Business registration serves to notify the Inland Revenue Department of the establishment of a business in Hong Kong. Business registration certificate will be issued on submission of the necessary document(s) together with payment of the relevant fee. A business registration certificate is renewable every year or every three years (if business operators elect for issuance of business registration certificate that is valid for three years). Any person who fails to apply for business registration shall be guilty of an offence and shall be liable to a fine of HK$5,000 and to imprisonment for one year.

The Employment Ordinance

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $1,547 and $3,846, respectively.

Import and Export (Registration) Regulations

Regulation 4 of the Import and Export (Registration) Regulations (Chapter 60E of the Laws of Hong Kong) (“IER”) provides that every person who imports any article other than an exempted article shall lodge an accurate and complete import declaration with the Commissioner of Customs and Excise within 14 days after the importation of the article. Any person who fails to declare within 14 days after the importation without reasonable excuse is liable to a fine of HK$1,000 upon summary conviction and a daily fine of HK$100. The IER also provides that any person knowingly or recklessly lodges any declaration that is inaccurate in any material particular shall be liable. Textiles, which include any natural or artificial fibre products and any combination of natural and artificial fibre as defined under the IER, are currently not a “prohibited article” under the provision of the Import and Export Ordinance and its subsidiary legislations. Thus, a license issued by the Director-General of Trade and Industry for permission of importation and exportation is not necessary under the Import and Export Ordinance. However, we can apply for registration under the Import and Export (General) Regulations as a registered textiles trader under the textiles trader registration scheme (“TTRS”). TTRS is a voluntary registration scheme and is not a mandatory requirement for us to conduct our business. The Import and Export (Registration) Regulations (Chapter 60E of the Laws of Hong Kong), a subsidiary legislation of the Import and Export Ordinance, provides that when importing or exporting any articles into or out of Hong Kong, the importer or exporter must lodge an accurate and complete import or export declaration with the Customs and Excise Department.

Inland Revenue Ordinance

As EFLL carry out business in Hong Kong, we are subject to the profits tax regime under the (Chapter 112 of the Laws of Hong Kong) (“IRO”). The IRO is an ordinance for the purposes of imposing taxes on property, earnings and profits in Hong Kong. The IRO provides, among others, that persons, which include corporations, partnerships, trustees and bodies of person, carrying on any trade, profession or business in Hong Kong are chargeable to tax on all profits (excluding profits from the sale of capital assets)

arising in or derived from Hong Kong from such trade, profession or business. As at the Latest Practicable Date, the standard profits tax rate for corporations was at 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. The IRO also contains provisions relating to, among others, permissible deductions for outgoings and expenses, set-offs for losses and allowances for depreciation.

China

Recently, China has increased scrutiny and oversight of PRC companies seeking foreign investment or to list their securities overseas. The PRC has also been deepening their reach influence on Hong Kong to more closely align Hong Kong with the policies and governance of the PRC. Depending upon the political climate, we may also in the future become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi or acquire PRC companies.

Regulations on Tax

PRC Corporate Income Tax

The PRC corporate income tax, or CIT, is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008 and amended on February 24, 2017 and December 29, 2018 respectively. The CIT Law imposes a uniform corporate income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

Uncertainties exist with respect to how the CIT Law applies to the tax residence status of the Company and our offshore subsidiaries. Under the CIT Law, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for corporate income tax purposes. Although the implementation rules of the CIT Law define “de facto management body” as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in Circular 82 issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although the Company does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have made reference to the guidance set forth in Circular 82 to evaluate the tax residence status of the Company and our subsidiaries organized outside the PRC.

Currently, our Hong Kong entity is not considered as a Chinese entity and therefore not deemed to be a PRC resident enterprise for PRC tax purposes as defined above. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As all of our management members are based in Hong Kong, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, as our entity enterprise in China is an state high-tech enterprise, it is possible to be impose 15% enterprise income tax on state high-tech enterprises in accordance with provisions of the Chinese tax law, thus materially reducing our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

Value-Added Tax and Business Tax

The Provisional Regulations of the PRC on Value-added Tax (“VAT”) were promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994 which were subsequently amended on November 10, 2008, February 6, 2016 and November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the Ministry of Finance and the State Administration of Taxation (“SAT”) on 28 October 2011 and came into effect on November 1, 2011 (collectively, the “VAT Law”). According to the VAT Law, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, and the importation of goods within the territory of the PRC must pay value-added tax. For general VAT taxpayers selling or importing goods other than those specifically listed in the VAT Law, the VAT rate is 17%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products was changed from 16% into 13%. VAT is reported as a deduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable.

On March 23, 2016, the Ministry of Finance and the SAT jointly issued the Circular on Full Implementation of Business Tax to Value-added Tax Reform which has been partially repealed on July 1, 2017 and January 1, 2018, confirms that business tax would be completely replaced by VAT from May 1, 2016.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to PRC subsidiaries. Our operating currency is the Hong Kong Dollar. If PRC authorities reinterpret foreign exchange regulations to include the Hong Kong Dollar, then we may become subject to the regulations affecting foreign exchange and dividend distributions as set forth herein.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expense accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Employees

We have thirteen employees and three full-time employees.

Going Concern

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given we had net current liabilities and the fact to date we may be unable to discharge our liabilities normally.

Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact. Our future is dependent upon our ability to obtain financing and upon future profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

Corporate Information

Our principal executive offices are located at Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon, Tsim Sha Tsui, Hong Kong and our telephone number is (852) 9338-3077.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office at Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon, Tsim Sha Tsui, Hong Kong. Our telephone number is (852) 9338-3077.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Any investor should carefully consider the risks described below, together with all of the other information included in this Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer or be undermined. In that case, the trading price of our common stock could decline, and any investor may lose all or part of the investor’s investment. This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report. These risks and uncertainties include, but are not limited to, the following.

RISK FACTORS

Risks Relating to Our Business and Industry.

We face intense competition which could adversely affect our results of operations and market share.

The industries we operate in are highly competitive. Our extensive supply chain solutions and logistics services encompass a wide range of services, and as a result we may compete with a broad range of companies, such as integrated supply chain solution and service providers. Specifically, there are multiple existing market players that offer integrated supply chain solutions and logistics services, and there may be new entrants emerging in each of the markets we operate in, and these market players compete to attract, engage and retain consumers and merchants. These companies may have greater financial, technological, research and development, marketing, distribution, and other resources than we do. They may also have longer operating histories, a larger customer base or broader and deeper market coverage. As a result, our competitors may be able to respond more quickly and effectively to new or evolving opportunities, technologies, standards or user requirements than we do and may have the ability to initiate or withstand significant regulatory changes and industry evolvement. Furthermore, when we expand into other markets, we will face competition from new competitors, domestic or foreign, who may also enter markets where we currently operate or will operate.

Any significant increase in competition may have a material adverse effect on our revenue and profitability as well as on our business and prospects. We cannot assure you that we will be able to continuously distinguish our services from those of our competitors, preserve and improve our relationships with various participants in the integrated supply chain logistics services industry, or increase or even maintain our existing market share. We may lose market share, and our financial condition and results of operations may deteriorate if we fail to compete effectively.

We are exposed to concentration risk of reliance on five largest customers for the engagement of our logistics services and any decrease or loss of business from five largest customers could adversely and substantially affect our operations and financial conditions.

We expect to continue to derive a significant amount of our revenue from five largest customers in the near future. There is no assurance that there will be no deterioration in our relationship with five largest customers or they will not terminate the service agreements with EFLL in the future. There is no automatic renewal clause in the service agreements with five largest customers. There is no assurance that we will be able to renew the service agreements with five largest customers in a timely manner. Any change or deterioration in our relationship with five largest customers may cause a significant adverse effect to our business, financial condition and results of operations. As such, should there be any adverse development related to five largest customers’ operations or any other reasons resulting in the termination of our business relationship with five largest customers, our business, financial condition and results of operation would be adversely affected.

Even if we manage to secure other reputable customers, it would take time and resources for us to develop the relationship with the new customers, including the reallocation of the human resources (including reallocating and training staff to cope with the requirements of new customers or be familiar with them), adapting the systems and procedures to meet the requirements of the new customers. If we cannot secure other reputable customers, our business performance and financial results will be adversely affected.

We are dependent on our customers’ business performance in Hong Kong.

As a logistics service provider in Hong Kong, we principally engage in the provision of logistics services to our customers to serve their needs along their supply chains. Our business performance will therefore, to a large extent, be affected by our customers’ business performance and developments in Hong Kong. If our customers’ sales in Hong Kong decline, such decline may likely lead to a corresponding decrease in demand for our logistics services. Adverse developments in our customers’ business performance in Hong Kong could therefore materially and adversely affect our business, financial condition and results of operations.

Any global and regional economic change or change in consumer preferences to products of our customers would adversely affect our operations and financial results.

Most of our major customers are multi-national companies which require our logistics services to meet the needs of their supply chains. As a multi-national company, both operations and performance depend significantly on global and regional economic conditions of the place or regions where its goods and products are sold. Uncertainty about global and regional economic conditions poses a risk to our customers, who may postpone their business development or product development and change the business strategy of their products, for instance, with regard to their distribution channel and geographical coverage, which could require less of our services or even cease business relationship with us, and thus materially affect our business and performance.

Furthermore, our performance depends on consumer preferences to our customers’ brands and products and whether the brands can keep abreast with the changing market trends. Business and marketing strategies adopted by our customers and their ability to manage and develop their brands and products are hence crucial to our future development. As we do not have any direct control over the decisions on the type, style and design of the products of our customers and their promotional and business strategies, there is no assurance that such brands or products will continue to suit general consumers and thus we cannot assure the marketability of the brands that our customers carry and that such brands will continue to attract customers and generate sales. If our customers fail to develop brands to capture the changes on downstream clients’ purchasing habits or preferences or in market trends or formulate effective marketing strategies to maintain the marketability of the brands, and that these brands are no longer appealing to downstream clients, our performance and financial results could be adversely affected.

We rely on our subcontractors to handle certain transportation services. Any delay or defects in their services would adversely affect our operations and financial results.

We subcontract certain transportation services to our subcontractors who are independent third parties. If the performance of our subcontractors for transportation services fails to meet the requirements of EFLL or those of our customers, we may experience delay or failure in delivering our services to our customers. We may have to source alternative services at a price higher than we originally anticipated. This could adversely affect the profitability of our business. Further, there is no assurance that we would be able to closely monitor the performance of our subcontractors. If the performance of our subcontractors does not meet our standards, the quality of our services may be adversely affected, thereby damaging our business reputation, and potentially exposing us to litigation and claims from our customers.

On the other hand, notwithstanding our proven business relationship with our subcontractors for transportation services, there is no assurance that we would be able to maintain such relationship with them in the future. Since we have not entered into any long-term service agreement with our subcontractors, they are not obliged to work for us on our future projects on similar terms and conditions. There is no assurance that we would be able to find alternative subcontractors with the requisite expertise, experience and capability that meet our service needs and work requirements to complete the services in accordance with the terms of the contracts entered into with our customers on time and at competitive prices. If we are unable to timely engage such suitable alternative subcontractors when needed, our ability to complete services on time and with effective cost could be impaired, thereby damaging our business reputation and adversely affecting our operations and financial results.

Our business is labor intensive. Any shortages in staff, or increase in staff costs may materially and adversely affect our business, results of operations, financial condition and prospects.

As a logistics service provider, one of our main cost items is employee benefits expenses, which primarily include wages and salaries, social security fund and insurance contribution, and other allowances and benefits.

Since our business is service-oriented and labor intensive, our success depends in part upon our ability to attract, retain and motivate a sufficient number of staff. Individuals having the appropriate work experience or who are adequately trained are in demand. Any failure to retain stable and dedicated labor by us may lead to disruptions to or delays in our services. If we are unable to recruit and/or retain qualified individuals, our business growth may slow down and our results of operations may be materially and adversely affected.

Competition for experienced staff could require us to pay higher wages, resulting in higher staff costs. We may not be able to pass these increased costs onto our customers, in which case our costs of operation may increase and that our business, results of operations, financial condition and prospects may be materially and adversely affected.

We may require additional financing to support our further developments or adapt to changes in business conditions, but we may not be able to obtain additional financing on favorable terms or at all.

We may require additional financing if we incur operating losses or for future growth and development of our business, including any investments or acquisitions we may decide to pursue. If our financing are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets and Hong Kong and PRC regulations over foreign investment and Hong Kong and the PRC logistics industry. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing would be available in a timely manner or in amounts or on terms favorable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

Our revenue is subject to seasonal fluctuations and therefore our results for different periods in any given financial year may not be relied upon as indicators of our performance.

As a logistics service provider in Hong Kong, we are primarily engaged in providing services to our customers to serve their needs along their supply chains. Our business performance therefore, to a large extent, is affected by our customers’ business performance and developments in Hong Kong.

In general, the demands for our services would fluctuate corresponding to the fluctuations in the demands for our customers’ products. Demand for our services is generally stronger during the second half of the year, especially around the Mid-Autumn Festival and the Christmas holidays. Accordingly, we generally record higher sales in the second half of the year and lower sales in the first half of the year. Our revenue may vary considerably from time to time as a result of change in seasonal demand for logistics services due to the impact of holidays on demand for and seasonal cycles of consumer goods and other factors. Accordingly, comparison of sales and operating results from different periods in any given financial year may not be relied upon as indicators of our performance.

We may face challenges associated with expanding or diversifying our solution and service offerings and exploring new business.

The ongoing success of our business depends on our ability to continue to introduce innovative supply chain solutions and logistics services to meet evolving market trends and satisfy changing customer demands. We intend to further diversify our service offerings and expand our customer base to increase our revenue sources in the future.

New services or new types of customers may involve risks and challenges we do not currently face. Such new initiatives may require us to devote significant financial and managerial resources and may not perform as well as expected. We may not be able to successfully anticipate and address customer demand and preferences and our existing network and facilities may not be adaptable to the new services provided to customers. For example, different service offerings will likely impose different equipment specifications and service standards. We may also be inexperienced with the operating models and cost structures associated with a new type of customer. In addition, we may not be able to ensure adequate service quality, and therefore may receive complaints or incur costly liability claims, which would harm our overall reputation and financial performance. We may also selectively invest in emerging business opportunities in adjacent logistics market, or leverage our existing network and infrastructure to directly engage in these businesses. We may not be able to achieve profitability or recoup our investments with respect to any new services or new types of customers in time or at all.

We face risks related to widespread health epidemics and other outbreaks, such as the outbreak of COVID-19, which could significantly disrupt our operations and could adversely affect our business.

Our business could be severely affected by the effects of epidemics. In recent years, there have been breakouts of epidemics in China and globally. The outbreak of a novel strain of coronavirus, later named COVID-19, has affected China and many parts of the world. The COVID-19 has resulted in quarantines, travel restrictions, home office policies, and temporary closures of many corporate offices, manufacturing facilities and factories across China and around the world.

The outbreak has temporarily reduced the capacity and efficiency of our operations, which negatively affected our results of operations. We also experienced a temporary labor shortage in January and February 2020. Besides, we have provided our delivery personnel with masks, hand sanitizers and other protective equipment immediately after the outbreak. As of May 2020, we had resumed substantially all of our businesses.

The general concerns and uncertainties about the pandemic and the economy may negatively affect our business. The global spread of COVID-19 pandemic in a significant number of countries and regions around the world has resulted in, and may intensify, global economic distress, and the duration and extent of the impact of COVID-19 outbreak cannot be reasonably estimated at this time. The extent to which it may affect our results of operations, financial condition and cash flow will depend on the future developments of the outbreak, which are highly uncertain and cannot be predicted. These uncertainties pose operational challenges to our service offerings. Our operations could be disrupted if one of our employees is suspected of having COVID-19, H1N1 flu, avian flu or another epidemic in our offices, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that the outbreak harms the China economy in general.

Our operation is exposed to disruptions due to bad weather, possible occurrences of natural disasters, epidemics and other diseases, uncertainties and traffic congestions.

As EFLL provides transportation services to our customers, any significant disruption in traffic due to severe traffic congests, weather conditions, flash floods, or breakdown in major road infrastructure in Hong Kong may lead to a reduction in and/or delay of our services. Such service interruptions may adversely affect our service quality in meeting our customers’ KPIs requirements and negatively affect our customers’ relationship with us. Further, we may have to engage additional subcontractors to maintain our service operations. As such, the occurrence of any of the foregoing events may adversely affect EFLL’s business, financial condition and results of operations.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all.

We will rely on other companies to provide materials for our future transportation services.

We will depend on suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers may be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. To provide our transportation services we will require fuel, labor, and system resources. Likewise, the quality of our future transportation services may be adversely impacted if companies from whom we acquire such items do not provide materials which meet required specifications and perform to our and our customers’ expectations. Our distributors and suppliers may be less likely than us to be able to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. The risk of these adverse effects may be greater in circumstances where we may rely on only one or two distributors or suppliers for a particular material.

Fluctuations in the price or availability of fuel, may adversely affect our results of operations.

We offer transportation services as part of our supply chain solutions and logistics services, for which we use heavy-duty trucks as the major transportation instrument. Therefore, truck fuel costs and tolls account for a portion of our cost. We, or our suppliers, must purchase large quantities of fuel to meet the demand of our vehicles, and the price and availability of fuel is subject to political, economic, and market factors that are outside of our control and can be highly volatile. In the event of significant fuel prices rise, our related costs may arise and our gross profits may decrease if we are unable to adopt any effective cost control-measures or pass on the incremental costs to our customers in the form of service surcharges.

Security breaches and attacks against our system and network, and any potential resultant breach or failure to otherwise protect confidential and proprietary information, could damage our reputation and adversely affect our business, financial condition and results of operations.

We rely heavily on technology to provide high-quality supply chain solutions and logistics services. However, our technology operations are vulnerable to disruptions arising from human error, natural disasters, power failure, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to, or instability of, our technology or external technology that supports the offering of our services and solutions could materially harm our business and reputation. Although we have employed significant resources to develop security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including distributed denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of customer information, or a denial-of-service or other interruption to our business operations. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us, we may be unable to anticipate, or implement adequate measures to protect against, these attacks. We have not been subject to these types of attacks during the last two fiscal years that had materially and adversely affected our business operations. However, there can be no assurance that we would not in the future be subject to such attacks that may result in material damages or remediation costs. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction.

If our risk management system is not adequate or effective, and if it fails to detect potential risks in our business as intended, our business, financial condition and results of operations could be materially and adversely affected.

We have established our internal control system, such as an organizational framework and, policies and procedures that are designed to monitor and control potential risk areas relevant to our business operations. However, due to the inherent limitations in the design and implementation of our risk management system, our risk management system may not be sufficiently effective in identifying, managing and preventing all risks if external circumstances change substantially or extraordinary events take place. Furthermore, our new business initiatives may give rise to additional risks that are currently unknown to us, despite our efforts to anticipate such issues. If our risk management system fails to detect potential risks in our business as intended or is otherwise exposed to weaknesses and deficiencies, our business, financial condition and results of operations could be materially and adversely affected.

Our risk management also depends on effective implementation by our employees. There can be no assurance that such implementation by our employees will always function as intended or such implementation will not involve any human errors, mistakes or intentional misconduct. If we fail to implement our policies and procedures in a timely manner, or fail to identify risks that affect our business with sufficient time to plan for contingencies for such events, our business, financial condition and results of operations could be materially and adversely affected, particularly with respect to the maintenance of our relevant approvals and licenses granted by governments.

Our future advertising and marketing efforts may be costly and may not achieve desired results.

We plan to incur substantial expense in connection with our advertising and marketing efforts. Although we plan to target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the services we plan to offer, we cannot assure you that our advertising and marketing efforts will achieve our desired results. In addition, we will periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures, which may be made to optimize such return could adversely affect our sales.

We are not subject to Sarbanes-Oxley regulations and lack the financial controls and safeguards required of public companies.

We do not have the internal infrastructure necessary, and are not required, to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act of 2002. There can be no assurances that there are no significant deficiencies or material weaknesses in the quality of our financial controls. We expect to incur additional expenses and diversion of management’s time when it becomes necessary to perform the system and process evaluation, testing and remediation required to comply with the management certification and auditor attestation requirements.

We may become subject to oversight by the Chinese government, which could materially hurt our operations and the ability to trade our securities.

While the Chinese government has no significant oversight and discretion over the conduct of our business, there is a risk that this will change and the Chinese government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our common stock. Also, given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers, there is a risk that any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

While, as a Hong Kong based company, we are not currently subject to the Cyberspace Administration of China, this could change to a degree that could materially harm our operations.

In light of recent events indicating greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, there is an outside risk this oversight would impact our business in Hong Kong. We are not currently subject to the CAC, but that could change in the future.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended March 31, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

The PRC legal system is a codified system with written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system, so as to meet the needs of investors and to encourage foreign investment. As the PRC economy is undergoing development generally at a faster pace than its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations will apply to certain events or circumstances. Some of the laws and regulations, and the interpretation, implementation and enforcement thereof, are still at an experimental stage and are therefore subject to policy changes. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors. Accordingly, the outcome of dispute resolutions may not be as consistent or predictable as in the other more developed jurisdictions and any litigation or regulatory enforcement action in the PRC may be protracted and may result in substantial costs and the diversion of resources and management attention.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong and PRC legal systems to rapidly evolve in the near future with the Hong Kong legal system becoming closer aligned with legal system in China. There is a risk that the PRC government will intervene or influence our operations at any time, including exerting more oversight and control over companies operating in Hong Kong and the PRC, offerings conducted overseas and or foreign investment in Hong Kong and PRC based issuers, which could result in a material change in our operations and or the value of our common stock. These actions may be reflected in the changing interpretations and enforcement of many laws, regulations and rules in Hong Kong and the PRC that may not always be uniform and with little to no advance notice. Our business operations and our ability to operate in Hong Kong, offer or continue to offer securities to investors and continue to invest in Hong Kong and or PRC based issuers may be harmed by these changes in laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could cause the value of our securities and your investment in our securities to significantly decline or be worthless.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways.  We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with Hong Kong-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies and Hong Kong-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in Hong Kong, or causing the suspension or termination of our business operations in Hong Kong entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies (including Hong Kong) before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we operate in Hong Kong, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference from China.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

While we are currently not subject to the laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, there can be no assurance that such laws will continue to be inapplicable to us in the future as these laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

We are not subject to the cybersecurity review by the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend or shut down our relevant business, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Risks Of The Corporate Structure Based In Hong Kong.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.

Our business and assets are primarily located in Hong Kong. Accordingly, economic, political and legal developments in Hong Kong and the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including: changes in laws, regulations or their interpretation especially with respect to application of PRC tax, labor, currency restriction and other laws to Hong Kong operations; confiscatory taxation or changes in taxation; Currency revaluations or restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise; expropriation or nationalization of private enterprises; and the allocation of resources.

Substantial uncertainties and risks arising from the legal system in China, regarding the enforcement of laws and that rules and regulations in China can change quickly with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.

We conduct our business operations in Hong Kong which could be influenced by, among others, (i) political structure; (ii) level of the PRC government involvement and control; (iii) growth rate and level of development; (iv) level and control of capital investment and reinvestment; (v) control of foreign exchange; and (vi) allocation of resources. We cannot predict whether changes in the PRC’s economic, political and social conditions and its laws, regulations and policies will have any adverse effect on our current or future business, financial condition or results of operations. In addition, many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved over time. This refining and adjustment process may not necessarily have a positive effect on our operations and business development. The PRC government has in the past implemented a number of measures intended to curtail certain segments of the economy, which the government believed to be overheating. These actions, as well as other actions and policies of the PRC government, could cause a decrease in the overall level of economic activity in Hong Kong and, in turn, have an adverse impact on our business and financial condition.

General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position.

The logistics industry is affected by, among other things, the global and local political and economic environments including macroeconomic and monetary policies, currency and interest rate fluctuations and other socio-political factors.

Any sudden downturn or sudden change in the global, regional or local economic, political, social, legal, environment or government policies (for instance, Brexit, the Sino-US trade war and any local political turmoil or civil disobedience movements), laws, rules or regulations which are beyond our control, may adversely affect and disrupt the business of major players along the value chain in the logistics industry. Such downturns or changes may affect our business and increase our operating costs and lower our profit margin, leading to material adverse effects on our business, results of operations and profitability. In particular, the U.S. has been implementing import tariffs and/or restrictions on goods from the PRC since July 2018, and the PRC has also been implementing similar measures against goods from the U.S. in response which has affected the global macroeconomic environment. In addition, another import restriction was announced in August 2020, as the U.S. issued a notice stating that all imported goods produced in Hong Kong must be marked to indicate “China” as its origin. Although the change of the U.S. import tariffs and/or restrictions may not have any direct impact on our business due to our services nature, the Sino-US trade war may affect the global economy and the demand of freight forwarding services, and any uncertainty surrounding any existing or new tariffs and/or trade restrictions and the continuous impact on the global economy brought by the Sino-US trade war may affect the demand for logistics services in the long-term. If the Sino-US trade war continues to escalate, it could cause a detrimental effect to our business and results of operations.

Occupation protest, demonstration or rioting causing mass disruption to business in Hong Kong may impose adverse impact on the economy of Hong Kong, which in turn may affect our business performance.

Civil unrest and an uncertain political environment may impact the Hong Kong economy and result in an economic slowdown. Protests, demonstrations or rioting causing mass disruption to businesses and transportation such as the Occupy Central Movement that took place during the latter half of 2014, or the social unrest in Hong Kong since June 2019 may decrease consumer spending and inbound tourism to Hong Kong, which in turn may have a negative impact on the local economy. If consumers avoid areas affected by social upheaval or are unable to reach these areas due to disruption in transportation or outbreak of violence, local businesses may be affected, especially if tensions become protracted and remain unresolved. Political uncertainty and a lack of decisive action to deal with social tensions, as demonstrated by the social unrest in Hong Kong, may also adversely affect the economy. Civil unrest is outside the control of our Group and any such demonstrations, protests or riots could adversely impact the Hong Kong economy and result in an economic slowdown and a drop in demand for products of our customers, which in turn may affect the demand of our customers for our services. This may have an adverse impact on our business, financial condition, results of operations and growth prospects.

The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends.

Conversion and remittance of foreign currencies are subject to the PRC foreign exchange regulations. It cannot be guaranteed that under a certain exchange rate, we shall have sufficient foreign exchange to meet our foreign exchange needs. Under the PRC current foreign exchange control system, foreign exchange transactions under the current account conducted by us, including the payment of dividends, do not require advance approval from the State Administration of Foreign Exchange (“SAFE”), but we are required to present relevant documentary evidence of such transactions and conduct such transactions at designated foreign exchange banks within the PRC that have the licences to carry out foreign exchange business. Foreign exchange transactions under the capital account, however, normally need to be approved by or registered with the SAFE or its local branch unless otherwise permitted by law. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Any insufficiency of foreign exchange may restrict our ability to obtain sufficient foreign exchange for dividend payments to shareholders or satisfy any other foreign exchange obligation. If we fail to obtain approvals from the SAFE to convert RMB into any foreign exchange for any of the above purposes, our business may be materially and adversely affected.

PRC regulations of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to our operating subsidiary in Hong Kong, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiary, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiary, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain permission or approval from the CSRC under the M&A Rules for listing and trading of our securities after the consummation of the Business Combination, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that EFLL outside of China is a not a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiary outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our Hong Kong subsidiary to our Nevada holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in the Company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations if we are a transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our Hong Kong subsidiary may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain permission or approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers over time and if our PRC subsidiaries or the holding company were required to obtain  permission or approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the holding company NVGT or the subsidiary EFLL will be required to obtain permission or approval from the PRC government to list on U.S. exchanges in the future, and even when such permission or approval is obtained, whether it will be denied or rescinded. NVGT and EFLL have not been denied from any Chinese authorities with permissions or approvals to operate our business or to offer our securities so far. Neither NVGT nor EFLL is currently required to obtain permission or approval from any of the PRC federal or local government to obtain such permission or approval. We have not received any denial to list on the U.S. exchange, otherwise our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission or approval from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The audit report included in this Amendment is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, the Company’s investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act. As a public company with securities quoted on the OTC Pink Sheets, the Company will be required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since the Company’s auditor is located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of the Company’s auditor. This lack of access to the PCAOB inspection in Hong Kong prevents the PCAOB from fully evaluating audits and quality control procedures of the Company’s auditor based in Hong Kong. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in Hong Kong makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of Hong Kong that are subject to the PCAOB inspections.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On March 24, 2021, the SEC adopted interim final amendments, which will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. As a consequence, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved PCAOB Rule 6100, Board Determination Under the Holding Foreign Companies Accountability Act, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.” On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) was included on such list. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB on December 16, 2021. Consequently, the PCAOB is unable to inspect or investigate completely ZHCPA headquartered in Hong Kong, the lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China, as a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB to be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S.

The enactment of the HFCAA and the implications of any additional rule making efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of the Company’s common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of the Company’s auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If the Company is unable to meet the PCAOB inspection requirement in time, our stock will not be neither permitted for trading “over-the counter”. Such delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of the Company’s stock. Also, such a delisting would significantly affect the Company’s ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years or (two years if the acceleration is passed into law). If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Our ability to pay dividends is limited because of our holding company structure creates restrictions on the payment of dividends.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Thus, any restrictions and limitations on our ability to distribute earnings from the company, including our subsidiaries, to the parent company and U.S. investors could have a material adverse effect on our ability to conduct business, financial condition and results of operations.

Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Regulations on Tax – China” on page 6. We do not presently have any intention to declare or pay dividends in the future. You should not purchase our common shares in anticipation of receiving dividends in future period.

The audit report included in this Amendment is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. Also, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) was included on such list. It is subject to the determinations announced by the PCAOB on December 16, 2021. Consequently, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted.

We expect to be added to the list of Commission-Identified Issuers under the HFCAA subsequent to the filing of our annual report. If we are added to the list of Commission-Identified Issuers under the HFCAA , there would be several impacts to our Company. Firstly, the SEC would have identified the Company as a “covered issuer” which has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). That provisional identification will become conclusive and we may possibly subject to the requirements under the HFCAA, including the prohibition from trading our common stock on a national securities exchange or through any other method that is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. The SEC could prohibit trading of the shares of common stock of the company on any U.S. securities exchange, including the over-the-counter market as early as 2024; and as a result our shares may be delisted from the OTC Pink Sheets. Alternatively, if the AHFCAA becomes law, such a prohibition could take effect as early as 2023. If the Company does not engage an auditor that is subject to regular inspection by the PCAOB, its common stock may be delisted.

Secondly, the market trading price of our common stock could be materially and adversely affected. Our common stock will not be neither permitted for trading “over-the counter”. Also, such delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of the Company’s stock. Lastly, such a delisting would significantly affect the Company’s ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

Nonetheless, this identification of NVGT as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. It was due to the PCAOB is unable to conduct inspections or investigate our auditor for pursuant to the HFCAA (or two years under the AHFCAA). Moreover, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports. As a whole, from our point of view, it is imminent  and necessary for us to engage a reputable independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements before or within the three-year (or two-year under AHFCAA) deadline under the HFCAA, and will comply with any additional disclosures required by the SEC and other requirements required by the PCAOB pursuant to the HFCAA.

Risks Related to Ownership of our Securities.

The OTC effects our share value.

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

The trading price of the Shares may be volatile which could result in substantial losses to you.

In addition, the trading price of our Shares may be volatile and could fluctuate widely in response to factors beyond our control, including general market conditions of the securities markets in the United States and elsewhere in the world. These broad market and industry factors may significantly affect the market price and volatility of our Shares, regardless of our actual operating performance, and may result in losses on your investment in our Shares.

We have a low market price.

A low market price would severely limit the potential market for our Common Stock. Our Common Stock may trade at a price below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

There is a lack of market and state blue sky laws.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We are regulated by the penny stock regulations.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our Common Stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

There are Rule 144 risks.

Sales of our Common Stock under Rule 144 could reduce the price of our stock. Our articles of incorporation authorize the issuance of 1,000,000,000 shares of Common Stock. As of June 22, we had 493,639,025 shares of Common Stock outstanding.

These shares will be subject to the resale restrictions of Rule 144, should we hereinafter cease being deemed a “shell company”. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

We have no audit or compensation committee.

Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole. No members of our Board of Directors are independent directors. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We have security laws exposure.

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell our shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

We have paid no cash dividends.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of our Common Stock when desired.

Since our chief executive officer and director has substantial influence over the Company, the rights of holders of the securities of the Company may be materially limited, diluted, or qualified by the rights of other classes of securities and their interests may not be aligned with the interests of our stockholders.

Our chief executive officer and director has significant control over stockholder matters, and the minority stockholders will have little or no control over our affairs. Our chief executive officer and director owns approximately 80% of the voting interest in the Company through his ownership of 500,000 shares of Series B Preferred Stock. Accordingly, our chief executive officer has control over stockholders matters, such as election of director, amendments to our articles of incorporation, and approval of significant corporate transactions. Furthermore, given the substantial equity interest held by our chief executive officer, he will be able to elect directors who may be in favor of higher executive compensation packages for himself and other officers of our Company than independent directors would be. As a result, our minority stockholders have little or no control over our affairs.

We may, in the future, issue additional shares of Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation authorize the issuance of 1,000,000,000 shares of Common Stock. As of June 18, 2022, we had 493,639,025 shares of Common Stock outstanding. We also had 200,000 authorized Series A Preferred Stock and 200,000 shares of Series A Preferred Stock outstanding and 500,000 shares of Series B Preferred Stock authorized with 500,000 shares outstanding. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

The Company’s principal executive offices are located in Hong King and our officers and directors are also located outside of the United States. This could make the enforcement and/or service of process of a shareholder claim or judgment difficult.

U.S shareholders may face difficulties in effecting service of process against the Company and our officers and directors. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the Company or any of our officers or directors, and they still may be fruitless.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon these people. In addition, uncertainty exists as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon, Tsim Sha Tsui, Hong Kong. We do not own any real property. The principal executive office is provided free of charge by our chief executive officer, WeiQun Chen. We lease the principal business place for our business operations, in particular for our distribution and logistics services. We believe that our existing facilities are adequate to meet our current requirements. Please refer to the Tenancy Agreement referenced as Exhibit 10.2 for details.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol NVGT. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2020
First Quarter	$0.007	0.007
Second Quarter	$0.01	0.004
Third Quarter	$0.017	0.007
Fourth Quarter	$0.037	0.009
Year Ended March 31, 2022:
First Quarter	$0.093	0.051
Second Quarter	$0.066	0.03
Third Quarter	$0.06	0.032
Fourth Quarter	$0.05	0.006

As of June 22, 2022, our shares of common stock were held by approximately 1102 stockholders of record. The transfer agent of our common stock is Colonial Stock Transfer Co., Inc. 66 Exchange Place, Suite 100, Salt Lake City, UT 84111, Phone: 801-355-5740.

The closing sales price of the Company’s common stock as reported on June 21, 2022, was $0.02 per share.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Equity Incentive Plan

We have not adopted an equity incentive plan.

Unregistered Sales of Equity Securities

All unregistered sale of equity securities were reported in Current Report on Form 8-k filed with SEC on January 14, 2022.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2022.

Indemnification of Officers and Directors

Our articles of incorporation, by-laws and director indemnification agreements provide that each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or an officer or, in the case of a director, is or was serving at our request as a director, officer, or trustee of another corporation, or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action in an official capacity as a director, officer or trustee or in any other capacity while serving as a director, officer or trustee, shall be indemnified and held harmless by us to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability and loss reasonably incurred or suffered by such.

Section 145 of the Nevada General Corporation Law permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, (i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

Pursuant to Section 102(b)(7) of the Nevada General Corporation Law, Article Seven of our articles of incorporation eliminates the liability of a director to us for monetary damages for such a breach of fiduciary duty as a director, except for liabilities arising:

•from any breach of the director's duty of loyalty to us;

•from acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•under Section 174 of the Nevada General Corporation Law; and

•from any transaction from which the director derived an improper personal benefit.

Our by-laws contain the following forum selection provision:

To the fullest extent permitted by law, and unless the Corporation consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following: (a) any derivative action or proceeding brought in the name or right of the Corporation or on its behalf, (b) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Corporation to the Corporation or the Corporation’s stockholders, (c) any action arising or asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A or any provision of the Articles of Incorporation or these By-laws or (d) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Articles of Incorporation or these By-laws. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the corporation shall be deemed to have notice of and consented to the provisions of this Section 9.2. Actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, shall not be governed by this provision.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to NVGT or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in NVGT’s MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. NVGT disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

The consolidated statements of profit or loss and other comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows for each of two years ended 31 March 2022 and 2021 include the results, changes in equity and cash flows of the companies now comprising EFLL for the relevant years, as if our Company had always been the holding company of EFLL and the current group structure had been in existence throughout the relevant years.

The consolidated statement of financial position at 31 March 2020 has been prepared to present the assets and liabilities of the companies now comprising EFLL as if the current group structure had been in existence at that date.

Results of Operations and Financial Condition

Business Acquired

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Full Logistics Limited (“EFLL”) and WeiQun Chen (“Chen”), the sole shareholder of EFLL. Upon the closing of the share exchange transaction contemplated under the Exchange Agreement, Chen transferred all of his share capital in EFLL to the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company. The Company now operates all of its business through EFLL. EFLL is engaged in provision of logistic services.

Management’s Discussion and Analysis and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of EFLL for the years ended March 31, 2021 and 2020, for the years ended March 31, 2022 and 2021 and for the period from April 1, 2021 to September 21, 2021 and for the nine months ended December 31, 2020 and the notes thereto.

Results Of Operations During The Year Ended March 31, 2021 As Compared To The Year Ended March 31, 2020

Revenue

For the year ended March 31, 2021 and 2020, our total revenue amounted to $160,351 and $270,380. The following table sets out the breakdown of our revenue by the type of logistics service during the year ended March 31, 2021 and 2020:

	Year ended 31 March 2021		Year ended 31 March 2020

	USD	%	USD	%
Transportation - Air Freight	43,295	27	95,012	35

Transportation - Ocean Freight	117,056	73	175,368	65

	160,351	100	270,380	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the year ended March 31, 2021, our air freight revenue in transportation has sharply declined to $43,295 comparing from $95,012 for the year ended March 31, 2020. During the year ended March 31, 2021, our ocean freight revenue in transportation has sharply declined to $117,056 comparing from $175,368 for the year ended March 31, 2020. Both decreases in revenue were due to the outbreak of the COVID-19, where orders from EFLL’s local customers has been decreased by the result of the less demand for the logistics services.

Air Freight

For air freight, we will send the booking details and draft airway bill to the customers for confirmation. Then we will arrange pick of the goods and measure the correct kilograms for customers confirmation. At last, we will arrange the goods to the airline for upload to the cargo plane at the airport.

Ocean Freight

Customers will first provide us a booking form and information of the bill of lading, which includes the shipping details, like details of the products, destination, carrier and details of the consignee. We will then arrange a pick up of the goods at the customers’ warehouse by a third party local transportation provider. We will store the goods at the public warehouse where we will measure the accurate cubic metres (“CBM”) for final determination of the correct ocean freight. Upon receipt of the confirmation of the final CBM with the customers, we will arrange upload of goods to the container at the port and make sure the shipment arrive the destination port on time.   This for Loose Cargo Load service (“LCL”).

For Full Container Load service, it is more or less the same as LCL, the only different procedure is that we will arrange the container directly to the customers’ warehouse for the upload of the goods. We need not measure the CBM as the customers pay the fee of using the whole container.

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $168,288 for the year ended March 31, 2020 to $91,396 for the year ended March 31, 2021. The decrease was due to fewer business activities, as a result in lower cost of services.

Expenses

For the year ended March 31, 2021, the Company incurred $63,554 of operating expenses which consisted of general and administrative expenses. The finance costs was $217. For the year ended March 31, 2020, we incurred operating expenses in the amount of $89,979 which consisted of general and administrative expenses. The decrease was due to a decrease in activity, also the rental expenses has decreased to $883 for the year ended March 31, 2021 and from $6,511 for the year ended March 31, 2020. The decrease was mainly due to a lower cost policy from the company. Hence, the entertainment has decreased from $12,363 to $6,464 for the year ended March 31, 2020 and March 31, 2021 respectively. This was decreased due to fewer business entertainment required.

Net Profit

We reported a net profit of $5.184 and a net income of $12,113 for the years ended March 31, 2021 and 2020, respectively.

Due to the outbreak of the COVID-19, the import orders from the customers in the US and in the Europe decreased and the export orders to Southeast Asia also decreased. Thus, the income decreased significantly during the year March 31, 2021 when compare to the same period of 2020. The cost of services was also deceased in line with the decrease in the income. However, the gross profits were slightly increased. The major reason is that the company appointed a new forwarder and carrier who provided such services at a lower freight rate.

We recorded gross profit margins of approximately 37.76% and 43% for FY2020 and FY2021, respectively.

Such business is largely affected by factors such as market competition, global and local economic conditions, market demands for our services, the fuel prices and other costs of services. Given the logistics industry is highly sensitive to these factors, it is probable that we may suffer a low or even negative profit margin due to a decrease in revenue and/or gross profit should the global economy be adversely affected. As such, there is no assurance that we will be profitable or be able to maintain positive gross profit margins in the future. If we are unable to effectively manage our operations and costs, our business, financial condition and results of operations could be adversely affected.

Liquidity

As of March 31, 2021, we had $36,100 bank balances and cash on hand, $1,341 in deposits, and current liabilities of $20,203. As of Mar 31, 2020, we had $27,823 bank balances and cash on hand, and current liabilities of $17,955.

To the extent that our capital resources are insufficient to meet planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended March 31, 2021 and 2020, and are included elsewhere in this Form 10-K.

Results Of Operations During The Years Ended March 31, 2022 As Compared To The Years Ended March 31, 2021

Revenue

For the years ended March 31, 2022 and 2021, our total revenue amounted to $104,512 and $160,351. During the years ended March 31, 2022 and 2021, our revenue in transportation has decreased to $104,512 from $160,351. The decrease was because of fewer orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the years ended March 31, 2022 and 2021:

	Year ended March 31 2022		Year ended March 31 2021

	USD	%	USD	%
Transportation - Air Freight	16,722	16	43,295	27

Transportation - Ocean Freight	87,790	84	117,056	73

	104,512	100	160,351	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the year ended March 31, 2022, our air freight revenue in transportation has decreased to $16,722 comparing from $43,295 for the year ended March 31, 2021. The decreases in revenue were mainly due to less demand for Air Freight services from our customers. In addition, during the year ended March 31, 2022, our ocean freight revenue in transportation has declined to $87,790 comparing from $117,056 for the year ended March 31, 2021. The decreases in revenue were due to the outbreak of the COVID-19, where orders from EFLL’s local customers have been decreased by the result of the less demand for the logistics services.

Air Freight

For air freight, we will send the booking details and draft airway bill to the customers for confirmation. Then we will arrange pick of the goods and measure the correct kilograms for customers confirmation. At last, we will arrange the goods to the airline for upload to the cargo plane at the airport.

Ocean Freight

Customers will first provide us a booking form and information of the bill of lading, which includes the shipping details, like details of the products, destination, carrier and details of the consignee. We will then arrange a pick up of the goods at the customers’ warehouse by a third party local transportation provider. We will store the goods at the public warehouse where we will measure the accurate cubic metres (“CBM”) for final determination of the correct ocean freight. Upon receipt of the confirmation of the final CBM with the customers, we will arrange upload of goods to the container at the port and make sure the shipment arrive the destination port on time.  This for Loose Cargo Load service (“LCL”).

For Full Container Load service, it is more or less the same as LCL, the only different procedure is that we will arrange the container directly to the customers’ warehouse for the upload of the goods. We need not measure the CBM as the customers pay the fee of using the whole container.

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $91,396 for the year ended March 31, 2021 to $75,789 for the year ended March 31, 2022. The decrease was mainly attributed to lower demand for services provided by the air and ocean freight service providers due to the outbreak of the COVID-19.

Expenses

For the year ended March 31, 2022, the Company incurred $3,673,361 of operating expenses which consisted of general and administrative expenses of $3,241,048 and marketing expenses of $432,313. For the year ended March 31, 2021, we incurred operating expenses in the amount of $63,554 which consisted of general and administrative expenses of $63,554 and zero marketing expenses. The rapid increase was primarily caused by the share based payment for some of our employees during the period. Novagant, the public entity, had no operations from April 2021 through December 31, 2021. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the year ended March 31, 2022 we had a net loss of $3,644,752. By contrast, we had a net income of $5,184 for the year ended March 31, 2021. The result of loss was due to some restricted shares issued to 6 service providers and 15 employees as compensation in lieu of cash for services during the period.

Liquidity

As of March 31, 2022, we had $51,056 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $277,673. As of March 31, 2021, we had $37,441 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $57,644.

To the extent that our capital resources are insufficient to meet planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended March 31, 2022 and 2021, and are included elsewhere in this Form 10-K.

Results Of Operations For the period from April 1, 2021 to September 21, 2021 As Compared To The Nine Months Ended December 31, 2020

Revenue

For the period from April 1, 2021 to September 21, 2021 and nine months ended December 31, 2020, our total revenue amounted to $34,115 and $81,582. During the period from April 1, 2021 to September 21, 2021 and nine months ended December 31, 2020, our revenue in transportation has decreased to $34,115 from $81,582. The decrease was because of less orders in transportation.

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $45,363 for the nine months ended December 31, 2020 to $24,642 for the period from April 1, 2021 to September 21, 2021. The decrease was in line with the decrease in revenue.

Expenses

For the period from April 1, 2021 to September 21, 2021, the Company incurred $24,640 of operating expenses which consisted of general and administrative expenses of $24,563 and finance costs of $77. For the nine months ended December 31, 2020, we incurred operating expenses in the amount of $49,281 which consisted of general and administrative expenses of $49,118 and finance costs of $163. The decrease is due to the decrease in activity. Novagant, the public entity, had no operations from April 2021 through September 30, 2021. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the period from April 1, 2021 to September 21, 2021 we had a net loss of $15,167. We had net loss of $13,062 for the nine months ended December 31, 2020. The decrease is due to the decrease in business activity during the period.

Liquidity

As of September 30, 2021, we had $38,223 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $70,408. As of December 31, 2020, we had $37,168 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $77,210.

To the extent that our capital resources are insufficient to meet planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period from April 1, 2021 to September 21, 2021 and for the nine months ended December 31, 2020, and are included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of March 31, 2022 and 2021 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years, the Company has had no disagreements with its independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our chief executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

Our management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2022 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses.

1. As of March 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

The public auditor for the Company of this Form 10-K and in respect of audit report for the financial statements included in this Form 10-K has been identified by the Public Company Accounting Oversight Board or “PCAOB” as being a PCAOB registered public accounting located in a foreign jurisdiction and that the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. This identification was made in the PCAOB’s “Board Determinations under the Holding Foreign Companies Accountable Act (“HFCAA”) (15 U.S.C. §§7214(i), 7214a) (“PCAOB Report”). The Company believes that it is a “foreign private issuer” under Rule 3b-4(c) of the Exchange Act and is not excepted from the following disclosures.

In the case of Company’s public auditor, it is based in Hong Kong SAR and listed in the PCAOB Report as being a Hong Kong SAR based, PCAOB-registered public audit firm.

With respect to the financial statements for the fiscal year ended March 31, 2022 and included in this Form 10-K, or as required disclosures under this Item 9C: the Company is not aware of and has no reason to believe that: (1) any foreign governmental entity owns shares of any capital stock of record of the Company or has any controlling financial interest in the Company; or (2) any official of the Chinese government or Hong Kong SAR is a board member or officer of the Company or its operating subsidiaries; or (3) that the Company’s articles of incorporation, as amended and as originally filed with the State of Nevada, contain any provisions known by the Company to include any charter or charter provisions of the Chinese Communist Party.

Under the HFCAA, SEC is obligated to prohibit the securities of any "covered issuer," including the Company when and if so identified, from being traded on any of the U.S. securities exchanges or over the counter markets if the auditor of the covered issuer's financial statements is not subject to inspection by the U.S. Public Company Accounting Oversight Board ("PCAOB") for three consecutive years, beginning in 2021. Under the current terms of the Act, the Company's common stock would be removed (if the Company is designated as a “covered issuer” under HFCAA) from quotation in early 2024, unless the PCAOB is able to conduct a full inspection of the Company's auditor during the required timeframe. The Company intends to engage a PCAOB public auditor that can be audited and investigated fully by the PCAOB.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s)

WeiQun Chen	59	Chairman, CEO and Director
HongZhen Xu	43	Secretary, Treasurer and Director
HaiYan Zeng	39	Director

WeiQun Chen, Chairman, CEO and Director

WeiQun Chen joined Novagant Corp. as the Chairman, CEO and Director in May 2021. He was born in 1962, who graduated from China Radio and Television University in 1985. From 1986 to 1996, he served as the Chief Financial Officer of Shenzhen Zhihua Technology Co., Ltd. From 1997 to 1999, Chen served as Chairman of the Hong Kong Chinese Merchants Association. From 1997 to 2017, he worked in Zhongtao Holding Group Co., Ltd as Chief Brigade. The Group is a provider of one-stop centralized and customized wastewater treatment and industrial water supply services in China, focusing on industrial wastewater treatment. In Jan 2018, he also served as the Chairman of Golden Bee Health Products Industrial Chain Investments Group Ltd. It is headquartered in Hong Kong, a leading local health and wellness channel provider. It offers some premium products including vitamins, dietary supplements, weight management supplements, etc. This assortment attributes proprietary recognized brand in some district areas.

Hongzhen Xu, Secretary, Treasurer and Director

Hongzhen Xu, female, 43, graduated from China MBA Tsinghua School of Business Administration in 2006. From 2007 to 2010, Xu served as the General Manager of the marketing department in China Telecom Shenzhen Company. From 2011 to 2018, she served as Chairman of China Poly Intelligent Technology Co., Ltd. During her tenure at China Poly Intelligent Technology Co., Ltd, Xu worked with the scientific research management team to develop digital TV digital products, which created a performance reward of US$10 million dollars for the company in that year. Since 2019, Xu has served as Managing Director of Golden Bee Health Products Industrial Chain Investments Group Ltd.

Haiyan Zeng, Director

HaiYan Zeng, female, 39, was born in 1982, graduated from Guangxi Institute of Tourism, China in 2004. From 2008 to 2012, Zeng served as the Manager of the wealth management department in the Shenzhen branch of China CITIC Bank. From 2013 to 2018, Zeng served as the Chief Executive Officer of Shenzhen Yunhe Technology Co., Ltd.  From 2019 to present, Zeng served as the Director and Deputy General Manager of Golden Bee Health Products Industrial Chain Investments Group Ltd.

Barry Wong Yan Wah, the director of EFLL, the subsidiary.

Barry Wong Yan Wah is the director of our subsidiary EFLL only. He has worked for EFLL since 2011 to date. He is responsible for monitoring the business operation, the overall operational management of our import, export, co-loading business and formulating sales strategies of the company. Hence, he has over 35-years of experience in logistic industry. He used to be a Senior Sales Manager of one of the major carriers and forwarders, i.e. Dolphin Logistics, KMTC (HK) and Wan Hai Lines (HK). He specialized in export and re-export services.

He handled the booking of airline tickets and accommodation for business trips of our employees through several travel agencies, namely Bao Shinn Express Company Limited and its subsidiaries comprising Bao Shinn International Express Limited, H.C. Patterson and Company Limited and HK Airlines Holidays Travel Company Limited.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended March 31, 2022 and 2021. The Company has no employment agreement with any of its officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2022 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer/Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Wei Qun Chen	CEO and Director, beneficial Shareholder		500,000	Preferred Series B	100%, conversion rights: 1 series B share to 1,000 common shares	Voting Rights: 99% of all votes entitled to be voted
Wei Qun Chen	CEO and Director, beneficial Shareholder		300,000,000	Common	60.77%	Merger
HongZhen Xu	Secretary, Treasurer and Director		13,900,000	Common	2.82%	Form 8-K, Jan 14
HaiYan Zeng	Director		13,600,000	Common	2.76%	Form 8-K, Jan 14

All executive officers and directors as a Group (3 persons) (1)			327,500,000	Common	66.35%
Christopher Lolachi	Former CEO	29015 Covecrest DR Rancho Palos Verdes, CA 90275	100,000	Preferred Series A	50%	Vote at 1,000 to 1
Afshin Jafari	Beneficial Holder	29015 Covecrest DR Rancho Palos Verdes, CA 90275	100,000	Preferred Series A	50%	Vote at 1,000 to 1

(1) Applicable percentage ownership is based on 493,639,025 shares of common stock outstanding as of March 31, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change in Control Arrangements

As of March 31, 2022, there are no arrangements that would result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not:

●established our own definition for determining whether our directors and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

●established any committees of our Board of Directors.

Given the nature of our business, our limited stockholder base and the current composition of management, our Board of Directors does not believe that we require any corporate governance committees at this time. Our Board of Directors takes the position that either we will establish committees that will be suitable for our operations as we grow.

Our group confirms that we have no currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct material interest. Barry Wong Yan Wah, the director of EFLL, the subsidiary handled the booking of airline tickets and accommodation for business trips of our employees through several travel agencies, namely Bao Shinn Express Company Limited and its subsidiaries comprising Bao Shinn International Express Limited, H.C. Patterson and Company Limited and HK Airlines Holidays Travel Company Limited. None of our directors has ownership in, a firm, corporation, or other entity that is a party to, or has an interest in the transaction.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Zhen Hui Certified Public Accountants, billed an aggregate of $ 25,000 and $ 15,000 for the fiscal years ended March 31, 2022 and March 31, 2021, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2022 and 2021:

	Year Ended March 31,
	2022	2021
Audit Fees	$25,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,000	$15,000

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor.

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)The following documents are filed as part of this Report on Form 10-K:

1.Financial Statements

Novagant Corp.

Consolidated Balance Sheet,

Consolidated Statements of Operations

And

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended March 31, 2022 and 2021

Index

Pages

Independent Auditor's Report	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations	F3

Consolidated Statements of Changes in Shareholders’ Equity	F4

Consolidated Statements of Cash Flows	F5

Notes to the Financial Statements	F6 - F20

Expressed in US dollars (“$”)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novagant Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novagant Corp. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the two years ended March 31, 2022 and 2021, in conformity with generally accepted accounting principles in the United Stated States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

Substantial doubt about the Group's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Group has net current liabilities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

(PCAOB ID: 957)

Hong Kong, China

[June 21, 2022]

Consolidated Balance Sheets

March 31, 2022 and 2021

	2022	2021
	US$	US$

ASSETS

Non-Current Assets
Plant and equipment	2,635	-
Right-of-use assets	1,061	7,432
Total Non-Current Assets	3,696	7,432

Current Assets
Deposits	1,341	1,341
Accounts receivables	9,628	-
Cash and cash equivalents	40,087	36,100
Total Current Assets	51,056	37,441

TOTAL ASSETS	54,752	44,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	276,586	50,133
Lease liabilities	1,087	7,511
Total Current Liabilities	277,673	57,644

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized	200	-
Series A Preferred stock, $0.001 par value, 200,000 shares and Nil issued respectively
Series B Preferred stock, $0.0001 par value, 500,000 shares and Nil issued respectively	50	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized, respectively, 493,639,025 and 300,000,000 shares issued, respectively	493,639	300,000
Additional paid-in capital	2,940,714	(299,999)
Accumulated deficit	(3,657,524)	(12,772)
Total Shareholders’ Equity	(222,921)	(12,771)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	54,752	44,873

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

For the years ended March 31, 2022 and 2021

	2022	2,021
	$	$

Revenue – air/ocean freight service income	104,512	160,351
Cost of services – air/ocean freight service direct cost	(75,789)	(91,396)

Gross profit	28,723	68,955

Operating expenses:
General and administrative expenses	(3,241,048)	(63,554)
Marketing expenses	(432,313)	-
Total operating expenses	(3,673,361)	(63,554)

(Loss) profit from operation	(3,644,638)	5,401

Other expenses
Interest expenses	(114)	(217)

(Loss) profit before provision for income taxes	(3,644,752)	5,184

Income taxes expenses	-	-

Net (loss) profit and other comprehensive (expenses) income	(3,644,752)	5,184

Basic and diluted net (loss) profit per common share	1.018	0.002

Weighted average number of common shares outstanding, basic and diluted	358,082,201	300,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the years ended March 31, 2022 and 2021

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
		$		$		$	$	$	$

Balances at March 31, 2020	-	-	-	-	300,000,000	300,000	(299,999)	(17,956)	(17,955)

Net loss for the period	-	-	-	-	-	-	-	5,184	5,184

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Issuance of share	-	-	-	-	143,649,321	143,649	3,447,584	-	3,591,233

Net loss for the year	-	-	-	-	-	-	-	(3,644,752)	(3,644,752)

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended March 31, 2022 and 2021

	2022	2021
	$	$

Cashflow from Operating Activities
(Loss) profit for the year	(3,644,752)	5,184

Adjustments for:
Depreciation of right-of-use assets	6,371	5,310
Depreciation of plant and equipment	293	-
Finance costs	114	217
Share-based payment	3,591,233	-
	(46,741)	10,711

Changes in Working Capital:
Deposits	-	(1,341)
Accounts receivables	(9,628)	-
Creditors, Accruals and Other Payables	66,894	4,355
Total	57,266	3,014

Cash from Operating Activities	10,525	13,725

Cashflow from Financing Activities
Repayment of lease liabilities	(6,424)	(5,231)
Interest paid	(114)	(217)
Total	(6,538)	(5,448)

Net Cash generated during the year	3,987	8,277

Cash & Cash equivalents at the beginning of the year	36,100	27,823

Cash & Cash equivalents at the end of the year	40,087	36,100

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Financial Statements

For the years ended March 31, 2022 and 2021

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s consolidated financial statements for the year ended March 31, 2022. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

EFLL is a limited company incorporated in Hong Kong.  The address of its registered office and principal place of business are Unit A, Room V28, 5/F., Victory Industrial Building, 151-157 Wo Yi Hop Road, Kwai Chung, New Territories.   The principal activity of the Company during the year was provision of logistics services.

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Full Logistics Limited (“EFLL”), registered and incorporated as a private limited liability company in Hong Kong.  The Company received 100% of the issued and outstanding shares of EFLL in exchange for newly issued 300,000,000 shares of common stock of the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company.  This transaction resulted in the owner of EFLL obtaining a majority voting interest in the Company.  The merger of EFLL into the Company results in EFLL having control of the combined entity.

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and the Company is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization.  The Company is the legal acquirer but accounting acquiree for financial reporting purposes and EFLL is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of EFLL and will be recorded at the historical cost basis of EFLL, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of EFLL and the Company, and the historical operations of the Company and the combined operations of EFLL from the initial closing date of the transaction.

Basis of Presentation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the years ended March 31, 2022 and 2021. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of Novagant Corp. and Ever Full Logistics Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on June 3, 2020.

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

Going concern

As at March 31, 2022, the Group had net current liabilities and net liabilities of $226,617 and $222,921, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

These consolidated financial statements have been prepared on a going concern basis, the validity of which depends upon the financial support from the shareholders at a level sufficient to finance the working capital requirements of the Group. The shareholders have agreed to provide adequate funds for the Group to meet its liabilities as they fall due for the foreseeable future.  The directors of the Company is therefore of the opinion that it is appropriate to prepare the consolidated financial statements on a going concern basis. Should the Group be unable to continue as going concern, adjustments would have to be made to the consolidated financial statements to adjust the value of the Group’s assets to their recoverable amounts, to reclassify non-current assets as current assets and to provide for any further liabilities which might arise. The effect of these adjustments has not been reflected in the consolidated financial statements.

Note 2 - Summary of Significant Accounting and Reporting Policy

Use of judgment and estimates

The preparation of the consolidated financial statements is in conformity with approved accounting standards which requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses. The estimates and related assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. The estimates and related assumptions are reviewed on an ongoing basis. Accounting estimates are revised in the period in which such revisions are made and in any future periods affected.

Significant management estimates in these consolidated financial statements relate to the useful life of plant and equipment, provisions and doubtful receivables. However, the management believes that the change in outcome of estimates would not have a material effect on the amounts disclosed in the consolidated financial statements.

Judgment made by management in the application of approved standards that have significant effect on the consolidated financial statements and estimates with a risk of material adjustment in subsequent year are as follows:

Depreciation method, rates and useful lives of property, plant and equipment

The management of the Company reassesses useful lives, depreciation method, and rates for each item of plan and equipment annual by considering expected pattern of economic benefits that the Group expects to derive from those items.

Provisions

Provisions are based on best estimate of the expenditure required to settle the present obligation at the reporting date, that is, the amount that the Group would rationally pay to settle the obligation at the reporting date or to transfer it to a third party.

Impairment

The carrying amounts of the Group's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment loss. If any such indication exists, recoverable amount is estimated in order to determine the extent of the impairment loss, if any. Impairment loss is recorded on judgmental basis, for which provision may differ in the future years based on the actual expense.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and EFLL. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

The Group considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Revenue recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on April 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of April 1, 2018 did not change the Group’s revenue recognition as there were no revenues during the period.

Under the new revenue standards, the Group recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The Group’s revenue is derived from provision of air or ocean freight services to the customers located in Hong Kong, and are recognized when the services are performed in accordance with the agreed terms.

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of March 31, 2022 and 2021, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the years ended March 31, 2022 and 2021, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

The Company has approximately $32,533,000 in net operating loss carryovers as of December 31, 2020, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

The carrying value of the Group’s financial instruments, including cash and cash equivalents, loan receivables, loan interest receivables, deposit paid, accounts payable and accrued expenses and due to a related party approximate to their fair value because of the short-term maturity of these financial instruments.

Pension Plans

During the years ended March 31, 2022 and 2021, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Short-term leases and leases of low-value assets

The Group applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option. It also applies the recognition exemption for lease of low-value assets. Lease payments on short-term leases and leases of low-value assets are recognised as expense on a straight-line basis or another systematic basis over the lease term.

Right-of-use assets

The cost of right-of-use asset includes:

·the amount of the initial measurement of the lease liability;

·any lease payments made at or before the commencement date, less any lease incentives received; and

·any initial direct costs incurred by the Group.

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

Lease liabilities

At the commencement date of a lease, the Group recognises and measures the lease liability at the present value of lease payments that are unpaid at that date. In calculating the present value of lease payments, the Group uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable.

The lease payments include:

·fixed payments less any lease incentives receivable;

·variable lease payments that depend on an index or a rate; and

·amounts expected to be payable by the Group under residual value guarantees;

After the commencement date, lease liabilities are adjusted by interest accretion and lease payments.

The Group remeasures lease liabilities (and makes a corresponding adjustment to the related right-of-use assets) whenever:

·the lease term has changed or there is a change in the assessment of exercise of a purchase option, in which case the related lease liability is remeasured by discounting the revised lease payments using a revised discount rate at the date of reassessment.

·the lease payments change due to changes in expected payment under a guaranteed residual value, in which cases the related lease liability is remeasured by discounting the revised lease payments using the initial discount rate.

Lease modifications

The Group accounts for a lease modification as a separate lease if:

·the modification increases the scope of the lease by adding the right to use one or more underlying assets; and

·the consideration for the leases increases by an amount commensurate with the stand-alone price for the increase in scope and any appropriate adjustments to that stand-alone price to reflect the circumstances of the particular contract.

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

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Expenditures for maintenance and repairs are charged to earnings as incurred. Major additions are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Office equipment	5 years

Impairment of long-lived assets

The Group evaluates long lived assets, including equipment, for impairment at least once per year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Group measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized.

Comprehensive income

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss.

Earnings per share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Group determined that the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended March 31, 2022 and 2021.

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

Provisions

Provisions are recognised when the Group has a present obligation (legal or constructive) as a result of a past event, it is probable that the Group will be required to settle that obligation, and a reliable estimate can be made of the amount of the obligation.

The amount recognised as a provision, is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation. When a provision is measured using the cash flows estimated to settle the present obligation, its carrying amount is the present value of those cash flows (where the effect of the time value of money is material).

Segment Reporting

The Group uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Group’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue from air/ocean freight services (but not by sub-services/product type or geographic area) and operating results of the Group and, as such, the Group has determined that the Group has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

Note 3 – Revenue

	2022	2021
	$	$

Air/ocean freight services income	104,512	160,351

Note 4 – Related Party Transactions

	2022	2021
	$	$

Directors’ remuneration:
Zeng, Haiyan	340,000	-
Xu, Hongzhen	347,500	-

	687,500	-

Balance due to a related party
Wong Yan Wah, Barry – director of a subsidiary	81,293	39,949
Christopher Lolachi – shareholder of the Company	76,883	-

Note 5 – Plant and Equipment

Plant and equipment consisted of the following as of March 31, 2022 and 2021:

	2022	2021
	$	$

Office equipment	2,928	-
Less: accumulated depreciation	(293)	-

	2,635	-

Depreciation expense for the years ended March 31, 2022 and 2021 amounted to $293 and $nil, respectively. For the years ended March 31, 2022 and 2021, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	2022	2021
	$	$
Leased property
As at April 1	7,432	-
Additions	-	12,742
Depreciation	(6,371)	(5,310)
As at March 31	1,061	7,432

Total cash outflow for leases	6,538	5,448

Additions to right-of-use assets	-	12,742

For both years, the Group lease an office property for its operations. Lease contract is entered into for fixed term of within 2 years. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. In determining the lease term and assessing the length of the non-cancellable period, the Group applies the definition of a contract and determines the period for which the contract is enforceable.

Note 7 – Creditors, accruals and other payables

	2022	2021
	$	$

Creditors	603	4,265
Accruals	35,131	5,928
Notes payable	82,676	-
Due to a related party	81,293	39,949
Due to shareholders	76,883	-

	276,586	50,133

Note 8 – Lease Liabilities

	2022	2021
	$	$
Lease liabilities payable:
Within one year	1,087	7,511
Within a period of more than one year but not more than two years	-

	1,087	7,511
Less: Amount due for settlement with 12 months shown under current liabilities	(1,087)	(7,511)

Amount due for settlement after 12 months shown under non-current liabilities	-	-

Note 9 – Income Taxes

Income is subject to tax in the various countries in which the company operates.

The Company is subject to United States tax at a tax rate of 21%. No provision for income taxes in the United States has been made as the Company had no income taxable in the United States.

The Company’s Hong Kong subsidiaries are subject to Hong Kong Profits Tax.  Under the two-tiered profits tax rates regime of Hong Kong Profits Tax, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. The profits of group entities not qualifying for the two-tiered profits tax rates regime will continue to be taxed at a flat rate of 16.5%.  Accordingly, the Hong Kong Profits Tax of the qualifying group entity is calculated at 8.25% on the first HK$2 million of the estimated assessable profits and at 16.5% on the estimated assessable profits above HK$2 million. The Income Tax Laws in Hong Kong exempts income tax for dividends distributed to its shareholders. Accordingly, no deferred tax liability was recognized for the undistributed earnings of the Company and its Hong Kong subsidiaries.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at March 31, 2022, the Company’s Hong Kong subsidiary has unused tax losses of $35,294 (2021: $12,068). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Note 10 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in March 31, 2022 and 2021. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of March 31, 2022, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

The following is a description of the material rights of our Series A Preferred Stock: the Series A Preferred Stock shall have a par value of $0.001 per share. Each share of Series A Preferred Stock has 1,000 votes entitled to be voted on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock..

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We intend to retain earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any dividends prior to an acquisition transaction, nor can there be any assurance that any dividends will be paid following any acquisition.

Series B Preferred Shares

As of March 31, 2022, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

The following is a description of the material rights of our Series B Convertible Preferred Stock: the Series B Convertible Preferred Stock shall have a par value of $0.0001 per share. The Series B Convertible Preferred Stock represents ninety-nine percent (99%) of all votes (including the votes of common shares of the Company entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders). Each outstanding share of the Series B Convertible Preferred Stock shall represent its proportionate share of the 99% which is allocated to the outstanding shares of Series B Convertible Preferred Stock. In addition, the Certificate of Designation of Series B is the most current version and we use it to vote for any board resolution. We have also attached the Certificate of Designation for Series B at Exhibit 3.4(b), which indicates that the Series B class would always have a majority of the votes on any matter on which common shareholders are entitled to vote, and that each share will otherwise have 1,000 votes.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.0001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We intend to retain earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any dividends prior to an acquisition transaction, nor can there be any assurance that any dividends will be paid following any acquisition. The holder of shares of Series B Convertible Preferred Stock shall be entitled to receive dividends at the discretion of the board of directors.

Redemption

The shares of the Series B Convertible Preferred Stock are redeemable for common shares 1 year after issuance. Series preferred B shares have conversion rights of 1 series B share to 1,000 common shares. The holder of the Series B Convertible Preferred Stock will be entitled to have 500,000,000 common votes.

Common Stock

The Company has 1,000,000,000 authorised shares of Common Stock with a par value of $0.001 with 493,639,025 shares issued and outstanding.

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

On September 21, 2021, there were 300,000,000 shares issued to acquire the 100% equity interest of Ever Full Logistic Limited.

On January 10, 2022, there were 135,245,629 shares issued to 6 service providers and 15 employees as compensation in lieu of cash for services.

On January 14, 2022, there were 8,403,692 shares issued to a group of service providers and named individuals in exchange for services rendered or to be rendered to Company.

The latest total common outstanding shares is 493,639,025.

Note 11 – Reverse Merger

On September 21, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with EFLL, the Company received 100% of the issued and outstanding shares of EFLL in exchange for newly issued 300,000,000 shares of common stock of the Company, thus causing EFLL to become a direct wholly-owned subsidiary of the Company.  This transaction resulted in the owner of EFLL obtaining a majority voting interest in the Company.  The merger of EFLL into the Company results in EFLL having control of the combined entity.

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and the Company is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization.  The Company is the legal acquirer but accounting acquiree for financial reporting purposes and EFLL is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of EFLL and will be recorded at the historical cost basis of EFLL, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of EFLL and the Company, and the historical operations of the Company and the combined operations of EFLL from the initial closing date of the transaction.

Details of assets and liabilities of the Company on the reverse merger were as follows:

$

Plant and equipment	2,928
Creditors, other payables and accrual	(159,559)
Series A Preferred stock: $0.001 par value, 200,000 shares authorized and issues	(200)
Series B Preferred stock: $0.0001 par value, 500,000 shares authorized and issues	(50)
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 49,989,704 shares issued	(49,990)
Additional paid-in capital	206,871

Ever Full Logistics Limited

Reports and Financial Statements

For the years ended March 31,

2021 and 2020

Ever Full Logistics Limited

Expressed in US dollars (“$”)

Independent Auditor’s Report

To the Shareholder and the Directors of

Ever Full Logistics Limited

(incorporated in Hong Kong with limited liability)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ever Full Logistics Limited (the “Company”) as of March 31, 2021 and 2020 and the related statements of operations, statements of changes in shareholders’ equity and statements of cash flows for each of the two years ended March 31, 2021 and 2020, and the related notes to the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America. We were appointed in the second quarter of 2021.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Independent Auditor’s Report - Continued

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net current liabilities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zhen Hui Certified Public Accountants

Unit 1408-10 Dominion Centre

43-59 Queen’s Road East

Wanchai

Hong Kong

November 19, 2021

Ever Full Logistics Limited

Balance Sheets

March 31, 2021 and 2020

	2021	2020
	$	$

ASSETS

Non-Current Assets
Right-of-use assets	7,432	-
Total Non-Current Assets	7,432	-

Current Assets
Deposits	1,341	-
Cash and cash equivalents	36,100	27,823
Total Current Assets	37,441	27,823

TOTAL ASSETS	44,873	27,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	10,184	9,265
Lease liabilities	7,511	-
Amount due to a director	39,949	36,513
Total Current Liabilities	57,644	45,778

Shareholders’ Equity
Share capital	1	1
Accumulated deficit	(12,772)	(17,956)
Total Shareholder’s Equity	(12,771)	(17,955)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	44,873	27,823

See accompanying Notes to the financial statements.

The financial statements on pages F3 to F16 were approved and authorised for issue by the board of directors on November 19, 2021 and are signed on its behalf by:

WONG YAN WAH, BARRY	CHEN WEIQUN
DIRECTOR	DIRECTOR

Ever Full Logistics Limited

Statements of Operations

For the years ended March 31, 2021 and 2020

	2021	2020
	$	$

Revenue – air/ocean freight service income	160,351	270,380
Cost of services – air/ocean freight service direct cost	(91,396)	(168,288)

	68,955	102,092

Operating expenses:
General and administrative expenses
- Audit fee	641	641
- Depreciation	5,310	-
- Director’s remuneration	33,846	38,333
- Electricity and water	1,623	1,528
- Entertainment	6,464	12,363
- Insurance	282	316
- MPF contribution	1,654	1,917
- Professional fee	2,308	2,308
- Rental expenses	883	6,511
- Repair and maintenance	577	-
- Staff salaries	-	6,410
- Staff welfare	1,957	7,278
- Telecommunication and IT expenses	1,973	3,270
- Sundry expenses	3,118	4,945
- Local travelling and courier	2,918	4,159
	(63,554)	(89,979)

Finance cost	(217)	-

Profit before provision for income taxes	5,184	12,113

Provision for income taxes	-	-

Net profit	5,184	12,113

See accompanying Notes to the financial statements.

Ever Full Logistics Limited

Statements of Changes in Shareholders' Equity

For the years ended March 31, 2021 and 2020

	Share capital	Accumulated deficit	Total Shareholder’s deficit
	$	$	$

Balances at March 31, 2019	1	(30,069)	(30,068)

Net profit for the year	-	12,113	12,113

Balances at March 31, 2020	1	(17,956)	(17,955)

Net profit for the year	-	5,184	5,184

Balances at March 31, 2021	1	(12,772)	(12,771)

See accompanying Notes to the financial statements.

Ever Full Logistics Limited

Statements of Cash Flows

For the years ended March 31, 2021 and 2020

	2021	2020
	$	$

Cash flows from operating activities:
Net profit for the year	5,184	12,113

Adjustments to reconcile net profit to net cash from (used in) operating activities:
Depreciation of right-of-use assets	5,310	-
Finance costs	217	-

Changes in operating assets and liabilities:
Deposits	(1,341)	-
Accounts payable and accrued expenses	919	(11,312)
Amount due to a director	3,436	(22,794)

Net cash from (used in) operating activities	13,725	(34,106)

Net cash used in financing activities:
Repayment of lease liabilities	(5,448)	-

Net increase (decrease) in cash and cash equivalents	8,277	(21,993)

Cash and cash equivalents at beginning of year	27,823	49,816

Cash and cash equivalents at end of year	36,100	27,823

See accompanying Notes to the financial statements.

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

Ever Full Logistics Limited (the “Company”) is a limited company incorporated in Hong Kong.  The address of its registered office and principal place of business are Unit A, Room V28, 5/F., Victory Industrial Building, 151-157 Wo Yi Hop Road, Kwai Chung, New Territories.   The principal activity of the Company during the year was provision of logistics services.

Basis of Presentation

The financial statements present the balance sheets, the statements of operations, the statements of changes in shareholder’s equity and the statements of cash flows of the Company. These financial statements and accompanying notes are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going concern

As at March 31, 2021, the Company had net current liabilities and net liabilities of $20,203 and $12,771, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realise its assets and discharge its liabilities in the normal course of business.

These financial statements have been prepared on a going concern basis, the validity of which depends upon the financial support from the shareholder at a level sufficient to finance the working capital requirements of the Company. The shareholder has agreed to provide adequate funds for the Company to meet its liabilities as they fall due for the foreseeable future.  The directors of the Company is therefore of the opinion that it is appropriate to prepare the financial statements on a going concern basis. Should the Company be unable to continue as going concern, adjustments would have to be made to the financial statements to adjust the value of the Company’s assets to their recoverable amounts, to reclassify non-current assets as current assets and to provide for any further liabilities which might arise. The effect of these adjustments has not been reflected in the financial statements.

Note 2 - Summary of Significant Accounting and Reporting Policy

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Revenue recognition

The Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) from April 1, 2018, using the modified retrospective method. Revenues for the years ended March 31, 2021 and 2020 were presented under ASC 606. Pursuant to ASC606-10-15-2, the interest income generated by the Company is scoped out of ASC606.

In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HK$”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the year ended March 31, 2020, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to $1 for the purpose of preparing the financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Provisions

Provisions are recognised when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle that obligation, and a reliable estimate can be made of the amount of the obligation.

The amount recognised as a provision, is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation. When a provision is measured using the cash flows estimated to settle the present obligation, its carrying amount is the present value of those cash flows (where the effect of the time value of money is material).

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Income taxes

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made.

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

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, deposits, accounts payable and accrued expenses and due to a director approximate to their fair value because of the short-term maturity of these financial instruments.

Pension Plans

During the years ended March 31, 2021 and 2020, the Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$30,000.  The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

Ever Full Logistics Limited

Notes to the Financial Statements

For the year March 31, 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Leases

Definition of a lease

A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

For contracts entered into or modified on or after the date of initial application, the Company assesses whether a contract is or contains a lease based on the definition under GAAP ASC 842 at inception or modification date. Such contract will not be reassessed unless the terms and conditions of the contract are subsequently changed.

The Company as a lessee

Allocation of consideration to components of a contract

For a contract that contains a lease component and one or more additional lease or non-lease components, the Company allocates the consideration in the contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

The Company also applies practical expedient not to separate non-lease components from lease component, and instead account for the lease component and any associated non-lease components as a single lease component.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option. It also applies the recognition exemption for lease of low-value assets. Lease payments on short-term leases and leases of low-value assets are recognised as expense on a straight-line basis or another systematic basis over the lease term.

Right-of-use assets

The cost of right-of-use asset includes:

·the amount of the initial measurement of the lease liability;

·any lease payments made at or before the commencement date, less any lease incentives received; and

·any initial direct costs incurred by the Company.

Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities.

Right-of-use assets in which the Company is reasonably certain to obtain ownership of the underlying leased assets at the end of the lease term are depreciated from commencement date to the end of the useful life. Otherwise, right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term.

The Company presents right-of-use assets that do not meet the definition of investment property as a separate line item on the statement of financial position.

Ever Full Logistics Limited

Notes to the Financial Statements

For the year March 31, 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Leases - continued

The Company as a lessee - continued

Lease liabilities

At the commencement date of a lease, the Company recognises and measures the lease liability at the present value of lease payments that are unpaid at that date. In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable.

The lease payments include:

·fixed payments less any lease incentives receivable;

·variable lease payments that depend on an index or a rate; and

·amounts expected to be payable by the Company under residual value guarantees;

After the commencement date, lease liabilities are adjusted by interest accretion and lease payments.

The Company remeasures lease liabilities (and makes a corresponding adjustment to the related right-of-use assets) whenever:

·the lease term has changed or there is a change in the assessment of exercise of a purchase option, in which case the related lease liability is remeasured by discounting the revised lease payments using a revised discount rate at the date of reassessment.

·the lease payments change due to changes in expected payment under a guaranteed residual value, in which cases the related lease liability is remeasured by discounting the revised lease payments using the initial discount rate.

Lease modifications

The Company accounts for a lease modification as a separate lease if:

·the modification increases the scope of the lease by adding the right to use one or more underlying assets; and

·the consideration for the leases increases by an amount commensurate with the stand-alone price for the increase in scope and any appropriate adjustments to that stand-alone price to reflect the circumstances of the particular contract.

For a lease modification that is not accounted for as a separate lease, the Company remeasures the lease liability based on the lease term of the modified lease by discounting the revised lease payments using a revised discount rate at the effective date of the modification.

The Company accounts for the remeasurement of lease liabilities and lease incentives from lessor by making corresponding adjustments to the relevant right-of-use asset. When the modified contract contains a lease component and one or more additional lease or non-lease components, the Company allocates the consideration in the modified contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements

Accounting pronouncement adopted

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company adopted ASU 2017-11 on April 1, 2019 and determined that this ASU does not have a material impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company determined that ASU 2018-13 did not have a material impact on its financial statements.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended March 31, 2021 and 2020.

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements

Accounting pronouncement not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on April 1, 2023. Management is currently evaluating this ASU to determine its impact to the Company's financial statements.

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For non-public companies, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-04 on its future financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its future financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Ever Full Logistics Limited

Notes to the Financial Statements

For the years ended March 31, 2021 and 2020

Note 3 - Related Party Transactions

Directors’ remuneration

Directors’ remuneration for the year ended March 31, 2020 is as follows:

	2021	2020
	$	$
Wong Yan Wah, Barry
Directors’ fee	-	-
Salaries	33,846	38,333
MPF	1,654	1,917

	35,500	40,250

Due to a director

The balance due to a director is as follows:

	2021	2020
	$	$

Wong Yan Wah, Barry	39,949	36,513

The amount due to a director is unsecured, interest free and have no fixed repayment term. From time to time, the director has advanced to the Company or paid expenses on behalf of the Company.

Note 4 – Right-of-use Assets

Leased property

As at April 1, 2020	-
Additions	12,742
Depreciation	(5,310)

As at March 31, 2021	7,432

	2021	2020
	$	$

Total cash outflow for leases	5,449	6,511

Additions to right-of-use assets	12,742	-

For both years, the Company lease an office property for its operations. Lease contract is entered into for fixed term of within 2 years. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. In determining the lease term and assessing the length of the non-cancellable period, the Company applies the definition of a contract and determines the period for which the contract is enforceable.

Ever Full Logistics Limited

Notes to the Financial Statements

For the year March 31, 2020

Note 5 – Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses were comprised of the following:

	2021	2020
	$	$

Accounts payable	4,256	2,601
Accrued expenses	5,928	6,664

	10,184	9,265

Note 6 – Lease Liabilities

	2021	2020
	$	$
Lease liabilities payable:
Within one year	7,511	-
Within a period of more than one year but not more than two years	-	-

	7,511	-
Less: Amount due for settlement with 12 months shown under current liabilities	(7,511)	-

Amount due for settlement after 12 months shown under non-current liabilities	-	-

Note 7 - Income Taxes

On 21 March 2018, the Hong Kong Legislative Council passed The Inland Revenue (Amendment) (No. 7) Bill 2017 (the “Bill”) which introduces the two-tiered profits tax rates regime. The Bill was signed into law on 28 March 2018 and was gazetted on the following day. Under the two-tiered profits tax rates regime, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. The profits of group entities not qualifying for the two-tiered profits tax rates regime will continue to be taxed at a flat rate of 16.5%.

Hong Kong profits tax has been provided at the rate of 8.25% on the estimated assessable profits arising in Hong Kong during the year. No provision for Hong Kong Profits Tax has been made for the Company because the accumulated tax losses brought forward exceed the estimated assessable profits for the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at March 31, 2021, the Company has unused tax losses of $12,068 (2020: $17,252). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company. The tax losses can be carried forward indefinitely.

Ever Full Logistics Limited

Notes to the Financial Statements

For the year March 31, 2020

Note 7 - Income Taxes – continued

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 8.25% to income before income taxes is as follows:

	2021	2020
	$	$

Income tax at statutory rate	428	999
Less: change in valuation allowance	(428)	(999)

Income tax expense	-	-

Note 8 – Share Capital

	Number of Ordinary	Amount
	shares	HK$

Issued and fully paid:
At March 31, 2021 and 2020	1	1

Equivalent to US$		1

Ever Full Logistics Limited

Condensed Balance Sheet,

Condensed Statements of Operations

And

Condensed Statements of Changes in Shareholders’ Equity

For the period from April 1, 2021 to September 21, 2021

and

for the nine months ended December 31, 2020

Express in US dollars (“$”)

Condensed Balance Sheets

	September 21, 2021	March 31, 2021
	$	$
	(audited)	(audited)

ASSETS

Non-Current Assets
Right-of-use assets	4,247	7,432
Total Non-Current Assets	4,247	7,432

Current Assets
Deposits	1,341	1,341
Accounts receivables	1,518	-
Cash and cash equivalents	35,364	36,100
Total Current Assets	38,223	37,441

TOTAL ASSETS	42,470	44,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	66,089	50,133
Lease liabilities	4,319	7,511
Total Current Liabilities	70,408	57,644

Shareholders’ Equity
Share capital	1	1
Accumulated deficit	(27,939)	(12,772)
Total Shareholders’ Equity	(27,938)	(12,771)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	42,470	44,873

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Statements of Operations

	April 1, 2021 to September 21, 2021	April 1, 2020 to December 31, 2020
	$	$

Revenue – air/ocean freight service income	34,115	81,582
Cost of services – air/ocean freight service direct cost	(24,642)	(45,363)

	9,473	36,219

Operating expenses:
General and administrative expenses	24,563	49,118
Finance costs	77	163

Total expenses	24,640	49,281

Loss before provision for income taxes	(15,167)	(13,062)

Provision for income taxes	-	-

Net loss for the period	(15,167)	(13,062)

Condensed Statements of Changes in Stockholders' Equity

	Share capital	Accumulated deficit	Total
			$
	$	$

Balances at March 31, 2020	1	(17,956)	(17,955)

Net loss for the period	-	(13,062)	(13,062)

Balances at December 31, 2020	1	(31,018)	(31,017)

Balances at March 31, 2021	1	(12,772)	(12,771)

Net loss for the period	-	(15,167)	(15,167)

Balances at September 21, 2021	1	(27,939)	(27,938)

Condensed Statements of Cash Flows

	April 1, 2021 to September 21, 2021	April 1, 2020 to December0, 2020
	$	$

Cashflow from Operating Activities
Loss for the period	(15,167)	(13,062)

Adjustments for:
Finance costs	77	163
Depreciation	3,185	3,717
Operating cash flows before working capital change	(11,905)	(9,182)

Changes in Working Capital:
Accounts receivables	(1,518)	(15,919)
Creditors, Accruals and Other Payables	15,956	22,341
Total	14,438	6,422

Cash generated from (used in) Operating Activities	2,533	(2,760)

Cashflow from Financing Activities
Repayment of lease liabilities	(3,192)	(3,651)
Interest paid	(77)	(163)
Total	(3,269)	(3,814)

Net change in cash and cash equivalents	(736)	(6,574)

Cash & Cash equivalents at the beginning of the period	36,100	27,823

Cash & Cash equivalents at the end of the period	35,364	21,429

Notes to the Financial Statements

For the period from April 1, 2021 to September 21, 2021 and for the nine months ended December 31, 2020

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

Ever Full Logistics Limited (“EFLL” or the “Company”), registered and incorporated as a private limited liability company in Hong Kong.   The address of its registered office and principal place of business are Unit A, Room V28, 5/F., Victory Industrial Building, 151-157 Wo Yi Hop Road, Kwai Chung, New Territories.  The principal activity of the Company during the year was provision of logistics services.

Basis of Presentation

The financial statements present the condensed balance sheets, the condensed statements of operations, the condensed statements of changes in shareholder’s equity and the condensed statements of cash flows of the Company. These financial statements and accompanying notes are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These financial statements have been prepared under the historical cost convention and all transactions have been accounted for on accrual basis.

The financial statements for the period from April 1, 2021 to September 21, 2021 cover a period of 5 months and 21 days, while the comparative amounts for the statement of operations, statement of changes in equity, statement of cash flows and related notes for the nine months ended December 31, 2020 cover a 9-month period, and therefore they may not be comparable.

Going concern

As at September 21, 2021, the Company had net current liabilities and net liabilities of $32,185 and $27,938, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realise its assets and discharge its liabilities in the normal course of business.

These financial statements have been prepared on a going concern basis, the validity of which depends upon the financial support from the shareholder at a level sufficient to finance the working capital requirements of the Company. The shareholder have agreed to provide adequate funds for the Company to meet its liabilities as they fall due for the foreseeable future.  The directors of the Company is therefore of the opinion that it is appropriate to prepare the financial statements on a going concern basis. Should the Company be unable to continue as going concern, adjustments would have to be made to the financial statements to adjust the value of the Company’s assets to their recoverable amounts, to reclassify non-current assets as current assets and to provide for any further liabilities which might arise. The effect of these adjustments has not been reflected in the financial statements.

Note 2 - Summary of Significant Accounting and Reporting Policy

Audited Interim Financial Information

These audited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending March 31, 2022.

The balance sheets and certain comparative information as of March 31, 2021 are derived from the audited financial statements and related notes for the year ended March 31, 2021. These audited interim financial statements should be read in conjunction with the annual financial statements and the accompanying notes.

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

The Company’s revenue is derived from provision of air or ocean freight services to the customers located in Hong Kong, and are recognized when the services are performed in accordance with the agreed terms.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 21, 2021, and March 31, 2021, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HK$”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the period from April 1, 2021 to September 21, 2021, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to $1 for the purpose of preparing the financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Provisions

Provisions are recognised when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle that obligation, and a reliable estimate can be made of the amount of the obligation.

The amount recognised as a provision, is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation. When a provision is measured using the cash flows estimated to settle the present obligation, its carrying amount is the present value of those cash flows (where the effect of the time value of money is material).

Income taxes

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made.

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

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, deposit paid, accounts receivables, accounts payable and accrued expenses and amount due to a director approximate to their fair value because of the short-term maturity of these financial instruments.

Pension Plans

During the period ended September 21, 2021, the Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$30,000.  The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

Leases

Definition of a lease

A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

For contracts entered into or modified on or after the date of initial application, the Company assesses whether a contract is or contains a lease based on the definition under GAAP ASC 842 at inception or modification date. Such contract will not be reassessed unless the terms and conditions of the contract are subsequently changed.

The Company as a lessee

Allocation of consideration to components of a contract

For a contract that contains a lease component and one or more additional lease or non-lease components, the Company allocates the consideration in the contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

The Company also applies practical expedient not to separate non-lease components from lease component, and instead account for the lease component and any associated non-lease components as a single lease component.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option. It also applies the recognition exemption for lease of low-value assets. Lease payments on short-term leases and leases of low-value assets are recognised as expense on a straight-line basis or another systematic basis over the lease term.

Right-of-use assets

The cost of right-of-use asset includes:

•the amount of the initial measurement of the lease liability;

•any lease payments made at or before the commencement date, less any lease incentives received; and

•any initial direct costs incurred by the Company.

Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities.

Right-of-use assets in which the Company is reasonably certain to obtain ownership of the underlying leased assets at the end of the lease term are depreciated from commencement date to the end of the useful life. Otherwise, right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term.

The Company presents right-of-use assets that do not meet the definition of investment property as a separate line item on the statement of financial position.

Lease liabilities

At the commencement date of a lease, the Company recognises and measures the lease liability at the present value of lease payments that are unpaid at that date. In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable.

The lease payments include:

•fixed payments less any lease incentives receivable;

•variable lease payments that depend on an index or a rate; and

•amounts expected to be payable by the Company under residual value guarantees;

After the commencement date, lease liabilities are adjusted by interest accretion and lease payments.

The Company remeasures lease liabilities (and makes a corresponding adjustment to the related right-of-use assets) whenever:

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

Lease modifications

The Company accounts for a lease modification as a separate lease if:

•the modification increases the scope of the lease by adding the right to use one or more underlying assets; and

•the consideration for the leases increases by an amount commensurate with the stand-alone price for the increase in scope and any appropriate adjustments to that stand-alone price to reflect the circumstances of the particular contract.

For a lease modification that is not accounted for as a separate lease, the Company remeasures the lease liability based on the lease term of the modified lease by discounting the revised lease payments using a revised discount rate at the effective date of the modification.

The Company accounts for the remeasurement of lease liabilities and lease incentives from lessor by making corresponding adjustments to the relevant right-of-use asset. When the modified contract contains a lease component and one or more additional lease or non-lease components, the Company allocates the consideration in the modified contract to each lease component on the basis of the relative stand-alone price of the lease component and the aggregate stand-alone price of the non-lease components.

Recent Accounting Pronouncements

Accounting pronouncement adopted

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company adopted ASU 2017-11 on April 1, 2019 and determined that this ASU does not have a material impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company determined that ASU 2018-13 did not have a material impact on its financial statements.

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

Accounting pronouncement not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt this ASU on April 1, 2023. Management is currently evaluating this ASU to determine its impact to the Company's financial statements.

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For non-public companies, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-04 on its future financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its future financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – General and Administrative Expenses

	April 1, 2021 to September 21, 2021	April 1, 2020 to December 31, 2020
	$	$

Courier	246	739
Depreciation	3,185	3,717
Electricity and water	167	890
Entertainment	1,323	4,939
Insurance	247	282
Medical	203	145
MPF contributions	658	1,308
Professional fee	2,526	1,731
Printing & stationery	-	385
Repair and maintenance	-	577
Rental expenses	-	883
Salaries and wages	13,846	26,923
Staff welfare	644	1,324
Telecommunication and IT	616	1,573
Sundry expenses	312	2,090
Transportation expenses	590	1,612

	24,563	49,118

Note 4 – Right-of-use Assets

	September 21,	March 31,
	2021	2021
	$	$

Leased property	4,247	7,432

The Company lease an office property for its operations. Lease contract is entered into for fixed term of within 2 years. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. In determining the lease term and assessing the length of the non-cancellable period, the Company applies the definition of a contract and determines the period for which the contract is enforceable.

Note 5 – Creditors, accruals and other payables

	September 21,	March 31,
	2021	2021
	$	$

Creditors	969	4,256
Accruals	5,566	5,928
Due to a related party	59,554	39,949

	66,089	50,133

Note 6 – Stockholders’ equity

Share capital

	Number of Ordinary share	Amount
		HK$

Issued and fully paid:
At September 21, 2021 and March 31, 2021	1	1

Equivalent to US$		1

2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

3.3	Certificate of Reinstatement (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

3.4(a)	The Certificate of Designation for the Series A Preferred was filed as an Exhibit to the Form 10-12G/A on January 13, 2022 and incorporated herein by reference).

3.4(b)	The Certificate of Designation for the Series B Preferred was filed as an Exhibit to the Form 10-12G/A on April 4, 2022 and incorporated herein by reference).

3.5	Business Registration Ordinance of Ever Full Logistics Limited (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

3.6	Certificate of Change Name of Ever Full Logistics Limited (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

4.1	Share Exchange Agreement, dated September 21, 2021, by and among the Company, Ever Full Logistics Limited, and WeiQun Chen, the sole shareholder of EFLL.

10.1	Technology Assignment Agreement, dated September 30, 2021.

10.2	Tenancy Agreement, dated May 15, 2020, by and between EFLL and Courage Leader Limited (filed as an Exhibit to the Form 10-12G on October 12, 2021 and incorporated herein by reference).

10.3	Custodian Court Order, dated December 9, 2019.

21.1	Subsidiaries.

23.3	Consent of China Commercial Law Firm. Guangdong, dated June 7, 2022

31.1	Certification of Chief Executive Officer pursuant to Sec. 302

32.1	Certification of Chief Executive Officer pursuant to Sec. 906

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2022	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Chief Executive Officer