Form 10-Q/A
period 2021-12-31
NOVAGANT CORP
filed 2022-07-01
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment)

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 22, 2022
Common Stock, $0.001	493,639,025

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

ITEM 1.　FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	December 31, 2021	March 31, 2021
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	2,928	-
Right-of-use assets	2,654	7,432
Total Non-Current Assets	5,582	7,432

Current Assets
Deposits	1,341	1,341
Accounts receivables	13,766	-
Cash and cash equivalents	37,765	36,100
Total Current Assets	52,872	37,441

TOTAL ASSETS	58,454	44,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	244,636	50,133
Lease liabilities	2,708	7,511
Total Current Liabilities	247,344	57,644

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares and Nil issued respectively	200	-
Series B Preferred stock, $0.0001 par value, 500,000 shares and Nil issued respectively	50	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized, respectively, 349,989,704 and 300,000,000 shares issued, respectively	349,990	300,000
Additional paid-in capital	(506,870)	(299,999)
Accumulated deficit	(32,260)	(12,772)
Total Shareholders’ Equity	(188,890)	(12,771)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	58,454	44,873

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Nine months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
	$	$	$	$

Revenue – air/ocean freight service income	41,021	46,985	77,595	81,582
Cost of services – air/ocean freight service direct cost	(31,188)	(27,828)	(57,076)	(45,363)

	9,833	19,157	20,519	36,219

Operating expenses:
General and administrative expenses	14,362	16,508	39,906	49,118
Finance costs	23	64	101	163

Total expenses	14,385	16,572	40,007	49,281

(Loss) profit before provision for income taxes	(4,552)	2,585	(19,488)	(13,062)

Provision for income taxes	-	-	-	-

Net (loss) profit for the period	(4,552)	2,585	(19,488)	(13,062)

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2020	-	-	-	-	300,000,000	300,000	(299,999)	(17,956)	(17,955)

Net loss for the period	-	-	-	-	-	-	-	(13,062)	(13,062)

Balances at December 31, 2020	-	-	-	-	300,000,000	300,000	(299,999)	(31,018)	(31,017)

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Net loss for the period	-	-	-	-	-	-	-	(19,488)	(19,488)

Balances at December 31, 2021	200,000	200	500,000	50	349,989,704	349,990	(506,870)	(32,260)	(188,890)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2021	2020
	$	$

Cashflow from Operating Activities
Loss for the period	(19,488)	(13,062)

Adjustments for:
Finance costs	101	163
Depreciation	4,778	3,717
Operating cash flows before working capital change	(14,609)	(9,182)

Changes in Working Capital:
Accounts receivables	(13,766)	(15,919)
Creditors, Accruals and Other Payables	34,944	22,341
Total	21,178	6,422

Cash generated from (used in) Operating Activities	6,569	(2,760)

Cashflow from Financing Activities
Repayment of lease liabilities	(4,803)	(3,651)
Interest paid	(101)	(163)
Total	(4,904)	(3,814)

Net change in cash and cash equivalents	1,665	(6,574)

Cash & Cash equivalents at the beginning of the period	36,100	27,823

Cash & Cash equivalents at the end of the period	37,765	21,429

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

Note 1 - Nature of Operations and Basis of Presentation – continued

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the nine months period ended December 31, 2020 and 2021. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at December 31, 2021, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $194,472 and $188,890, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Note 2 - Summary of Significant Accounting and Reporting Policy – continued

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020.

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

Note 2 - Summary of Significant Accounting and Reporting Policy – continued

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

Note 3 – Revenue

2020
$

Air/ocean freight services income	81,582

Note 4 – General and Administrative Expenses

	Nine months ended December 31,
	2021	2020
	$	$

Courier	362	739
Depreciation	4,778	3,717
Electricity and water	260	890
Entertainment	1,362	4,939
Insurance	247	282
Medical	762	145
MPF contributions	1,115	1,308
Professional fee	3,846	1,731
Printing & stationery	-	385
Repair and maintenance	-	577
Rental expenses	-	883
Salaries and wages	23,077	26,923
Staff welfare	1,782	1,324
Telecommunication and IT	1,005	1,573
Sundry expenses	359	2,090
Transportation expenses	951	1,612

	39,906	49,118

Notes to the Financial Statements

For the nine months ended December 31, 2021 and 2020

Note 5 – Right-of-use Assets

	December, 31	March 31,
	2021	2021
	$	$

Leased property	2,654	7,432

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

Note 6 – Creditors, accruals and other payables

	December, 31	March 31,
	2021	2021
	$	$

Creditors	9,741	4,256
Accruals	9,227	5,928
Notes payable	82,676	-
Due to a related party	66,109	39,949
Shareholders’ loan payable	76,883	-

	244,636	50,133

Note 7 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in December 31, 2021 and March 31, 2021. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of December 31, 2021, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Notes to the Financial Statements

For the nine months ended December 31, 2021 and 2020

Note 7 – Stockholders’ equity – continued

Series B Preferred Shares

As of December  31, 2021, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

Common Stock

The Company has 1,000,000,000 authorised shares of Common Stock with a par value of $0.001 with 349,989,704 shares issued and outstanding.

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

Note 8 – Reverse Merger

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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results Of Operations During The Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue

During the three months ended December 31, 2021, we have revenue of $41,201, compare to $46,895 during the three months ended December 31, 2020, decreased of $5,964 or 13% due to less demand for services.

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

Results Of Operations During The Nine Months Ended December 31, 2021 As Compared To The Nine Months Ended December 31, 2020

Revenue

For the nine months ended December 31, 2021 and 2020, our total revenue amounted to $77,595 and $81,582. During the nine months ended December 31, 2021 and 2020, our revenue in transportation has decreased to $77,595 from $81,582. The decrease was because of less orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31 2021		Nine months ended December 31 2020
	USD	%	USD	%
Transportation - Air Freight	14,353	18	0	0

Transportation - Ocean Freight	63,242	82	81,582	100

	77,595	100	81,582	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the nine months ended December 31, 2021, our air freight revenue in transportation has increased to $14,353 comparing from $0 for the nine months ended December 31, 2020. The increases in revenue were mainly due to more demand for Air Freight services from our customers. In addition, during the nine months ended December 31, 2021, our ocean freight revenue in transportation has slightly declined to $63,242 comparing from $81,582 for the nine months ended December 31, 2020. The decreases in revenue were due to the outbreak of the COVID-19, where orders from EFLL’s local customers has been decreased by the result of the less demand for the logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $45,363 for the nine months ended December 31, 2020 to $57,076 for the nine months ended December 31, 2021. The increase was due to higher services fee charged by the air and ocean freight service providers due to the outbreak of the COVID-19.

Expenses

For the nine months ended December 31, 2021, the Company incurred $40,007 of operating expenses which consisted of general and administrative expenses of $39,906 and finance costs of $101. For the nine months ended December 31, 2020, we incurred operating expenses in the amount of $49,281 which consisted of general and administrative expenses of $49,118 and finance costs of $163. The decrease is due to the decrease in activity. Novagant, the public entity, had no operations from April 2021 through December 31, 2021. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the nine months ended December 31, 2021 we had a net loss of $19,488. We had net loss of $13,062 for the nine months ended December 31, 2020. The increase is due to the decrease in business activity during the period.

Liquidity

As of December 31, 2021, we had $52,872 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $247,344. As of December 31, 2020, we had $37,168 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $77,210.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended December 31, 2021 and 2020, and are included elsewhere in our registration statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q/A and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRLInstance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novagant Corp.

Dated: July 1, 2022	By:	/s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory