Form 10-Q
period 2021-09-30
NOVAGANT CORP
filed 2022-07-18
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 0-26675

NOVAGANT CORP.

(Exact name of registrant as specified in its charter)

Nevada	33-0038621	19801
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2021
Common Stock, $0.001	349,989,704

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

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30, 2021	March 31, 2021
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	2,928	-
Right-of-use assets	4,247	7,432
Total Non-Current Assets	7,175	7,432

Current Assets
Deposits	1,341	1,341
Accounts receivables	3,977	-
Cash and cash equivalents	40,644	36,100
Total Current Assets	45,962	37,441
TOTAL ASSETS	53,137	44,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	233,156	50,133
Lease liabilities	4,319	7,511
Total Current Liabilities	237,475	57,644

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares and Nil issued respectively	200	-
Series B Preferred stock, $0.0001 par value, 500,000 shares and Nil issued respectively	50	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized, respectively, 349,989,704 and 300,000,000 shares issued, respectively	349,990	300,000
Additional paid-in capital	(506,870)	(299,999)
Accumulated deficit	(27,708)	(12,772)
Total Shareholders’ Equity	(184,338)	(12,771)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	53,137	44,873

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Six months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	$	$	$	$

Revenue – air/ocean freight service income	11,433	23,140	36,574	34,597
Cost of services – air/ocean freight service direct cost	(7,257)	(11,768)	(25,888)	(17,535)

	4,176	11,372	10,686	17,062

Operating expenses:
General and administrative expenses	13,742	15,182	25,544	32,610
Finance costs	34	75	78	99

Total expenses	13,776	15,257	25,622	32,709

Loss before provision for income taxes	(9,600)	(3,885)	(14,936)	(15,647)

Provision for income taxes	-	-	-	-

Net loss for the period	(9,600)	(3,885)	(14,936)	(15,647)

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2020	-	-	-	-	300,000,000	300,000	(299,999)	(17,956)	(17,955)

Net loss for the period	-	-	-	-	-	-	-	(15,647)	(15,647)

Balances at September 30, 2020	-	-	-	-	300,000,000	300,000	(299,999)	(33,603)	(33,602)

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Net loss for the period	-	-	-	-	-	-	-	(14,936)	(14,936)

Balances at September 30, 2021	200,000	200	500,000	50	349,989,704	349,990	(506,870)	(27,708)	(184,338)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2021	2020
	$	$

Cashflow from Operating Activities
Loss for the period	(14,936)	(15,647)
Adjustments for:
Finance costs	78	99
Depreciation	3,185	2,125
Operating cash flows before working capital change	(11,673)	(13,423)

Changes in Working Capital:
Accounts receivables	(3,977)	(6,449)
Deposit	-	(1,341)
Creditors, Accruals and Other Payables	23,464	13,320
Total	19,487	5,530

Cash generated from (used in) Operating Activities	7,814	(7,893)

Cashflow from Financing Activities
Repayment of lease liabilities	(3,192)	(2,081)
Interest paid	(78)	(99)
Total	(3,270)	(2,180)

Net change in cash and cash equivalents	4,544	(10,073)

Cash & Cash equivalents at the beginning of the period	36,100	27,823
Cash & Cash equivalents at the end of the period	40,644	17,750

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the six months ended September 30, 2021. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 1 - Nature of Operations and Basis of Presentation - continued

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the six months period ended September 30, 2020 and 2021. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at September 30, 2021, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $191,513 and $184,338, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30, 2021, and March 31, 2021, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the six months ended September 30, 2021, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the six months ended September 30, 2021, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Leases - continued

The Group as a lessee - continued

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Leases - continued

The Group as a lessee - continued

Lease modifications - continued

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended September 30, 2021.

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements - continued

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 3 – Revenue

	Six months ended September 30,
	2021	2020
	$	$

Air/ocean freight services income	36,574	34,597

Note 4 – General and Administrative Expenses

	Six months ended September 30,
	2021	2020
	$	$

Courier	246	471
Depreciation	3,185	2,125
Electricity and water	167	715
Entertainment	1,362	3,473
Insurance	247	-
Medical	203	115
MPF contributions	692	884
Professional fee	2,564	1,154
Printing & stationery	-	256
Repair and maintenance	-	212
Rental expenses	-	883
Salaries and wages	13,846	17,692
Staff welfare	1,413	884
Telecommunication and IT	616	1,231
Sundry expenses	328	1,493
Transportation expenses	675	1,022

	25,544	32,610

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 5 – Right-of-use Assets

	September 30,	March 31,
	2021	2021
	$	$

Leased property	4,247	7,432

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

Note 6 – Creditors, accruals and other payables

	September 30,	March 31,
	2021	2021
	$	$

Creditors	2,214	4,256
Accruals	5,566	5,928
Notes payable	82,676	-
Due to a related party	65,817	39,949
Shareholders’ loan payable	76,883	-

	233,156	50,133

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 7 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in September 30, 2021 and March 31, 2021. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of September 30, 2021, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of September 30, 2021, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.0001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

Note 7 – Stockholders’ equity - continued

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

Notes to the Financial Statements

For the six months ended September 30, 2021 and 2020

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30, 2021, and March 31, 2021, no allowance for doubtful accounts is necessary.

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

Results Of Operations During The Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

During the three months ended September 30, 2021, we have revenue of $11,433, compare to $23,140 during the three months ended September 30, 2020, decreased of $11,707 or 51% due to less demand for services.

Operating Expenses

During the three months ended September 30, 2021, we have operating expenses of $13,742, compare to $15,182 during the three months ended September 30, 2020, decreased of $1,440 or 9%.  The decrease mainly due to decrease in salary and wages of $1,923, set off with increase of staff welfare of $561.

Net Loss

During the three months ended September 30, 2021, we incurred a net loss of $9,600, compare to $3,885 during the three months ended September 30, 2020, increased of $5,715.  The increase mainly due to decrease in revenue.

Results Of Operations During The Six months ended September 30, 2021 As Compared To The Six months ended September 30, 2020

Revenue

For the six months ended September 30, 2021 and 2020, our total revenue amounted to $36,574 and $34,597. During the six months ended September 30, 2021 and 2020, our revenue in transportation has increased to $36,574 from $34,597. The increase was because of more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the six months ended September 30, 2021 and 2020:

	Six months ended September 30 2021		Six months ended September 30 2020

	USD	%	USD	%
Transportation - Air Freight	6,949	19	0	0

Transportation - Ocean Freight	29,625	81	34,597	100

	36,574	100	34,597	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the six months ended September 30, 2021, our air freight revenue in transportation has increased to $6,949 comparing from $0 for the six months ended September 30, 2020. The increases in revenue were mainly due to more demand for Air Freight services from our customers. In addition, during the six months ended September 30, 2021, our ocean freight revenue in transportation has decreased to $29,625 comparing from $34,597 for the six months ended September 30, 2020. The decreases in revenue were due to the outbreak of the COVID-19, where orders from EFLL’s local customers has been decreased by the result of the less demand for the logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $17,535 for the six months ended September 30, 2020 to $25,888 for the six months ended September 30, 2021. The increase was due to higher services fee charged by the air and ocean freight service providers due to the outbreak of the COVID-19.

Expenses

For the six months ended September 30, 2021, the Company incurred $25,622 of operating expenses which consisted of general and administrative expenses of $25,544 and finance costs of $78. For the six months ended September 30, 2020, we incurred operating expenses in the amount of $32,709 which consisted of general and administrative expenses of $32,610 and finance costs of $99. The decrease is due to the decrease in activity. Novagant, the public entity, had no operations from April 2021 through September 30, 2021. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the six months ended September 30, 2021 we had a net loss of $14,936. We had net loss of $15,647 for the six months ended September 30, 2020. The decrease is due to the decrease in operating expenses during the period.

Liquidity

As of September 30, 2021, we had $45,962 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $237,475. As of September 30, 2020, we had $25,540 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $44,220.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2021 and 2020.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $14,936 and $15,647 for the six months ended September 30, 2021 and 2020, respectively, and have a net deficit of $184,338 as of September 30, 2021, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

Novagant Corp.
Dated: July 14, 2022	By:	/s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory