Form 10-Q
period 2022-06-30
NOVAGANT CORP
filed 2022-08-10
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Tel. 852-9338-3077

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2022
Common Stock, $0.001	493,639,025

Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q, the terms “Company,” “we,” “us,” “our,” “EFLL” and “NVGT” refer to Novagant Corp. and/or its wholly-owned subsidiary, Ever Full Logistics Limited.

EXPLANATORY NOTE

NVGT is a holding company, incorporated in Nevada. Our operations are conducted through our wholly-owned subsidiary organized in Hong Kong, EFLL. EFLL’s operations are based in Hong Kong. We have no business operations in China. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. We may also become subject to foreign exchange regulations that might limit our ability to transfer cash between entities, across borders, to U.S. investors, to convert foreign currency into Renminbi, acquire other PRC companies or establish VIEs in the PRC. There are risks relating to PRC laws and regulations with respect to foreign exchange, for example, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. Moreover, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. Our PRC legal counsel, China Commercial Law Firm. Guangdong. has provided the consent at Exhibit 23.3 to the Form 10-12G/A on June 7, 2022 accordingly. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. Although we concluded our subsidiary is currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless, if we inadvertently conclude that such approvals are not required when they are, if we do not receive or maintain such permissions or approvals if and when required, or changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future. If our subsidiary is unable to receive or maintain approvals when required for our business or industry under then applicable PRC laws, then such failure could limit or prohibit the ability of our subsidiary to operate in Hong Kong, and our operations, financial conditions, and the results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

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

Our holding company NVGT and Hong Kong subsidiary EFLL are currently not required to obtain permission or approval from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or the Cyberspace Administration of China, or CAC, to operate or to issue securities to foreign investors. Please refer to the consent provided by our PRC legal counsel at Exhibit 23.3 to the Form 10-12G/A on June 7, 2022. While this currently does not present any operational risks, interference from the government of the People’s Republic of China (“PRC”) could cause a material change in our operations and the value of the Company’s common stock. Recent statements by the government of the PRC, while not currently applicable to EFLL, could limit the Company’s use of variable interest entities, effect the Company’s data security, and hinder our ability to operate as planned. Further overreach by the Chinese government into Hong Kong could limit the Company’s ability to accept foreign investments or be quoted in the U.S.

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

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on June 29, 2022.

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

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2022	2022
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	2,489	2,635
Right-of-use assets	-	1,061
Total Non-Current Assets	2,489	3,696

Current Assets
Deposits	1,469	1,341
Accounts receivables	7,596	9,628
Cash and cash equivalents	37,192	40,087
Total Current Assets	46,257	51,056

TOTAL ASSETS	48,746	54,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	268,364	276,586
Lease liabilities	-	1,087
Total Current Liabilities	268,364	277,673

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares issued	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares issued	50	50
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,654,221)	(3,657,524)
Total Shareholders’ Equity	(219,618)	(222,921)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	48,746	54,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months	Three months
	Ended June 30,	Ended June 30,
	2022	2021
	$	$

Revenue – air/ocean freight service income	57,885	25,141
Cost of services – air/ocean freight service direct cost	(40,784)	(18,632)

	17,101	6,509

Operating expenses:
General and administrative expenses	(13,795)	(11,802)
Finance costs	(3)	(44)

Total expenses	(13,798)	(11,846)

Profit (Loss) before provision for income taxes	3,303	(5,337)

Provision for income taxes	-	-

Net profit (loss) for the period	3,303	(5,337)

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
		$		$		$	$	$	$

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Net loss for the period	-	-	-	-	-	-	-	(5,337)	(5,337)

Balances at June 30, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(18,109)	(18,108)

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net profit for the period	-	-	-	-	-	-	-	3,303	3,303

Balances at June 30, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,654,221)	(219,618)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2022	2021
	$	$

Cashflow from Operating Activities
Profit (Loss) for the period	3,303	(5,337)
Adjustments for:
Finance costs	3	44
Depreciation	1,207	1,593
Operating cash flows before working capital change	4,513	(3,700)

Changes in Working Capital:
Accounts receivables	2,032	(8,735)
Deposit	(128)	-
Creditors, Accruals and Other Payables	(8,222)	27,206
Total	(6,318)	18,471

Cash generated (used in) from Operating Activities	(1,805)	14,771

Cashflow from Financing Activities
Repayment of lease liabilities	(1,087)	(1,591)
Interest paid	(3)	(44)
Total	(1,090)	(1,635)

Net change in cash and cash equivalents	(2,895)	13,136

Cash & Cash equivalents at the beginning of the period	40,087	36,100
Cash & Cash equivalents at the end of the period	37,192	49,236

Notes to the Financial Statements

For the three months ended June 30, 2022, 2022 and 2021

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the three months ended June 30, 2022. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the three months period ended June 30, 2021 and 2022. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at June 30, 2022, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $222,107 and $219,618, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of June 30, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the three months ended June 30, 2022, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

The Company has approximately $32,533,000 in net operating loss carryovers as of June 30, 2022, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Pension Plans

During the three months ended June 30, 2022, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended June 30, 2022.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

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

Note 3 – Revenue

	Three months ended
	June 30,
	2022	2021
	$	$

Air/ocean freight services income	57,885	25,141

Note 4 – General and Administrative Expenses

	Three months ended
	June 30,
	2022	2021
	$	$

Courier	45	169
Depreciation	1,207	1,593
Electricity and water	55	56
Entertainment	229	316
Medical	435	-
MPF contributions	577	346
Printing and stationery	56	-
Professional fee	1,923	1,282
Rental expenses	545	-
Salaries and wages	6,923	6,923
Staff welfare	106	410
Telecommunication and IT	1,138	192
Sundry expenses	56	66
Transportation expenses	500	449

	13,795	11,802

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

Note 5 – Plant and Equipment

	June 30,	March 31,
	2022	2022
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(439)	(293)

	2,489	2,635

Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $146 and $nil, respectively. For the three months ended June 30, 2022 and 2021, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	June 30,	March 31,
	2022	2022
	$	$

Leased property	-	1,061

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

Note 7 – Creditors, accruals and other payables

	June 30,	March 31,
	2022	2022
	$	$

Creditors	6,470	603
Accruals	33,141	35,131
Notes payable	82,676	82,676
Due to a related party	69,194	81,293
Shareholders’ loan payable	76,883	76,883

	268,364	276,586

Note 8 – Income Taxes

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at June 30, 2022, the Company’s Hong Kong subsidiary has unused tax losses of $31,991 (March 31, 2022: $35,294). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in June 30, 2022 and March 31, 2022. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of June 30, 2022, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

The following is a description of the material rights of our Series A Preferred Stock: the Series A Preferred Stock shall have a par value of $0.001 per share. Each share of Series A Preferred Stock has 1,000 votes entitled to be voted on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock.

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

Series B Preferred Shares

As of June 30, 2022, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

Note 9 – Stockholders’ equity – continued

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

During the year ended December 31, 2013, the Company issued 17,422,000 shares of common stock for services with a value of $31,955, 18,600,000 common shares for notes payable with a value of $5,033, 3,000,000 for officer compensation with a value of $5,502, and 25,000,000 common shares with a value of $45,854 for settlement of a prior debt. There were 16,600,000 shares returned to treasury prior to 2019 bringing the total common outstanding shares from 73,871,562 to 61,271,562. During the second quarter of 2021, there were 22,081,858 shares being canceled. The latest total common outstanding shares is 493,639,025.

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

Notes to the Financial Statements

For the three months ended June 30, 2022 and 2021

Note 10 – Reverse Merger

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of June 30, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

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

Results Of Operations During The Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue

During the three months ended June 30, 2022, we have revenue of $57,885 compare to $25,141 during the three months ended June 30, 2021, increased of $32,744 or 130% due to increase in demand for services.

Operating Expenses

During the three months ended June 30, 2022, we have operating expenses of $13,795, compare to $11,802 during the three months ended June 30, 2021, increased of $1,993 or 17%.  The increase is mainly due to increase in telecommunication and IT expenses of $946, medical expenses of $435 and professional fee of $641.

Net Profit (Loss)

During the three months ended June 30, 2022, we incurred a net profit of $3,303, compare to a net loss of $5,337 during the three months ended June 30, 2021, increased of $8,640.  The increase is mainly due to increase in revenue.

Results Of Operations During The Three months ended June 30, 2022 Compared to the Three months ended June 30, 2021

Revenue

For the three months ended June 30, 2022 and 2021, our total revenue amounted to $57,885 and $25,141. The increase was because of more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the three months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022		Three months ended June 30, 2021

	USD	%	USD	%
Transportation - Air Freight	16,208	28	2,358	9

Transportation - Ocean Freight	41,677	72	22,783	91

	57,885	100	25,141	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the three months ended June 30, 2022, our air freight revenue in transportation has increased to $16,208 comparing from $2,358 for the three months ended June 30, 2021. The increases in revenue were mainly due to more demand for Air Freight services from our customers. In addition, during the three months ended June 30, 2022, our ocean freight revenue in transportation has increased to $41,677 comparing from $22,783 for the three months ended June 30, 2021. The increases in revenue were due to the EFLL’s local customers has more demand for the logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $18,632 for the three months ended June 30, 2021 to $40,784 for the three months ended June 30, 2022. The increase was in line with the increase in revenue.

Expenses

For the three months ended June 30, 2022, the Company incurred $13,798 of operating expenses which consisted of general and administrative expenses of $13,795 and finance costs of $3. For the three months ended June 30, 2021, we incurred operating expenses in the amount of $11,846 which consisted of general and administrative expenses of $11,802 and finance costs of $44. The increase is due to the increase in activity. Novagant, the public entity, had no operations from April 2022 through June 30, 2022. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Profit (Loss)

For the three months ended June 30, 2022 we had a net profit of $3,303. We had net loss of $5,337 for the three months ended June 30, 2021. The increase in profit is due to the increase in revenue during the period.

Liquidity

As of June 30, 2022, we had $46,257 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $268,364. As of June 30, 2021, we had $51,056 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $277,673.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended June 30, 2022 and 2021, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $219,618 as of June 30, 2022, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

Novagant Corp.

Dated: August 10, 2022	By:	/s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory