Form 10-K/A
period 2022-03-31
NOVAGANT CORP
filed 2022-09-02
CIK 1089297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange on which registered
NONE	----	----

Auditor Firm ID	Auditor Name	Auditor Location
957	Zhen Hui Certified Public Accountants	Hong Kong, China

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of September 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report of Novagant Corp. on Form 10-K for the fiscal year ended March 31, 2022 (the “Form 10-K”), was filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2022.

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) has only included new certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 at exhibits 31.1 and 32.1., respectively.

Apart from expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: September 2, 2022	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Director and Authorized Signatory for CEO and CFO