Form 10-Q
period 2022-09-30
NOVAGANT CORP
filed 2022-11-14
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2022
Common Stock, $0.001	493,639,025

Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q, the terms “Company,” “we,” “us,” “our,” “EFLL” and “NVGT” refer to Novagant Corp. and/or its wholly-owned subsidiary, Ever Full Logistics Limited.

NVGT is a holding company, incorporated in Nevada. Our operations are conducted through our wholly-owned subsidiary organized in Hong Kong, EFLL. EFLL’s operations are based in Hong Kong. We have no business operations in China. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. We may also become subject to foreign exchange regulations that might limit our ability to transfer cash between entities, across borders, to U.S. investors, to convert foreign currency into Renminbi, acquire other PRC companies or establish VIEs in the PRC. There are risks relating to PRC laws and regulations with respect to foreign exchange, for example, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. Moreover, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. Our PRC legal counsel, China Commercial Law Firm. Guangdong. has provided the consent at Exhibit 23.3 to the Form 10-12G/A dated on June 7, 2022 accordingly. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. Although we concluded our subsidiary is currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless, if we inadvertently conclude that such approvals are not required when they are, if we do not receive or maintain such permissions or approvals if and when required, or changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future. If our subsidiary is unable to receive or maintain approvals when required for our business or industry under then applicable PRC laws, then such failure could limit or prohibit the ability of our subsidiary to operate in Hong Kong, and our operations, financial conditions, and the results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

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

Our holding company NVGT and Hong Kong subsidiary EFLL are currently not required to obtain permission or approval from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or the Cyberspace Administration of China, or CAC, to operate or to issue securities to foreign investors. Please refer to the consent provided by our PRC legal counsel at Exhibit 23.3 to the Form 10-12G/A dated on June 7, 2022. While this currently does not present any operational risks, interference from the government of the People’s Republic of China (“PRC”) could cause a material change in our operations and the value of the Company’s common stock. Recent statements by the government of the PRC, while not currently applicable to EFLL, could limit the Company’s use of variable interest entities, effect the Company’s data security, and hinder our ability to operate as planned. Further overreach by the Chinese government into Hong Kong could limit the Company’s ability to accept foreign investments or be quoted in the U.S.

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

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act as the PCAOB has determined that it is unable to inspect or investigate completely our auditor Zhen Hui Certified Public Accountants (“ZHCPA”). On July 14, 2022, pursuant to the HFCAA, the SEC provisionally identified NVGT that we are added to the list of Commission-Identified Issuers under the HFCAA subsequent to the filing of our annual report, and this could materially affect the trading price of our common stock, cause our common stock to be prohibited from trading and that as a result, the exchange may determine to delist our securities. On August 5, 2022, that provisional identification became conclusive and we are now subject to the requirements under the HFCAA, including the prohibition on the trading of such issuer’s securities on a national securities exchange or through any other method is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted under the HFCAA. Please see Risk Factors – The audit report included in this Amendment is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

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

ITEM 1.　FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30, 2022	March 31, 2022
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	2,342	2,635
Right-of-use assets	-	1,061
Total Non-Current Assets	2,342	3,696

Current Assets
Deposits	1,603	1,341
Accounts receivables	26,852	9,628
Cash and cash equivalents	41,474	40,087
Total Current Assets	69,929	51,056

TOTAL ASSETS	72,271	54,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	294,053	276,586
Lease liabilities	-	1,087
Total Current Liabilities	294,053	277,673

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares issued	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares issued	50	50
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,656,385)	(3,657,524)
Total Shareholders’ Equity	(221,782)	(222,921)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	72,271	54,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Six months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Revenue – air/ocean freight service income	53,011	11,433	110,896	36,574
Cost of services – air/ocean freight service direct cost	(31,383)	(7,257)	(72,167)	(25,888)

	21,628	4,176	38,729	10,686

Operating expenses:
General and administrative expenses	(23,792)	(13,742)	(37,587)	(25,544)
Finance costs	-	(34)	(3)	(78)

Total expenses	(23,792)	(13,776)	(37,590)	(25,622)

(Loss) Profit before provision for income taxes	(2,164)	(9,600)	1,139	(14,936)

Provision for income taxes	-	-	-	-

Net (loss) profit for the period	(2,164)	(9,600)	1,139	(14,936)

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock		Common stock:		Additional paid-in	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Net loss for the period	-	-	-	-	-	-	-	(14,936)	(14,936)

Balances at September 30, 2021	200,000	200	500,000	50	349,989,704	349,990	(506,870)	(27,708)	(184,338)

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net profit for the period	-	-	-	-	-	-	-	1,139	1,139

Balances at September 30, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,656,385)	(221,782)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2022	2021
	$	$

Cashflow from Operating Activities
Profit (Loss) for the period	1,139	(14,936)
Adjustments for:
Finance costs	3	78
Depreciation	1,354	3,185
Operating cash flows before working capital change	2,496	(11,673)

Changes in Working Capital:
Accounts receivables	(17,224)	(3,977)
Deposit	(262)	-
Creditors, Accruals and Other Payables	17,467	23,464
Total	2,477	19,487

Cash generated from Operating Activities	2,477	7,814

Cashflow from Financing Activities
Repayment of lease liabilities	(1,087)	(3,192)
Interest paid	(3)	(78)
Total	(1,090)	(3,270)

Net change in cash and cash equivalents	1,387	4,544

Cash & Cash equivalents at the beginning of the period	40,087	36,100
Cash & Cash equivalents at the end of the period	41,474	40,644

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the six months ended September 30, 2022. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the six months period ended September 30, 2022 and 2021. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at September 30, 2022, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $224,124 and $221,782, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Depreciation method, rates and useful lives of plant and equipment

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the six months ended September 30, 2022, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

The Company has approximately $32,533,000 in net operating loss carryovers as of September 30, 2022, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the six months ended September 30, 2022, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended September 30, 2022.

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements – continued

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by eliminating the requirement to separately account for an embedded conversion feature as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements – continued

Accounting pronouncement not yet adopted – continued

In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for proforma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The Company is assessing the impact of ASU No. 2021-06 but does not expect that it will have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 3 – Revenue

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Air/ocean freight services income	53,011	11,433	110,896	36,574

Note 4 – General and Administrative Expenses

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Courier	119	77	164	246
Depreciation	148	1,592	1,355	3,185
Electricity and water	121	111	176	167
Entertainment	114	1,046	343	1,362
Insurance	247	247	247	247
Medical	178	203	613	203
MPF contributions	500	346	1,077	692
Printing and stationery	-	-	56	-
Professional fee	8,974	1,282	10,897	2,564
Rental expenses	1,834	-	2,379	-
Salaries and wages	10,086	6,923	17,009	13,846
Staff welfare	327	1,003	433	1,413
Telecommunication and IT	565	424	1,703	616
Sundry expenses	105	262	161	328
Transportation expenses	474	226	974	675

	23,792	13,742	37,587	25,544

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 5 – Plant and Equipment

	September 30,	March 31,
	2022	2022
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(586)	(293)

	2,342	2,635

Depreciation expense for the six months ended September 30, 2022 and 2021 amounted to $146 and $nil, respectively. For the six months ended September 30, 2022 and 2021, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	September 30,	March 31,
	2022	2022
	$	$

Leased property	-	1,061

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 7 – Creditors, accruals and other payables

	September 30,	March 31,
	2022	2022
	$	$

Creditors	15,718	603
Accruals	41,397	35,131
Notes payable	82,676	82,676
Due to a related party	77,379	81,293
Shareholders’ loan payable	76,883	76,883

	294,053	276,586

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at September 30, 2022, the Company’s Hong Kong subsidiary has unused tax losses of $33,762 (March 31, 2022: $35,294). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in September 30, 2022 and March 31, 2022. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of September 30, 2022, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of September 30, 2022, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.0001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

Note 9 – Stockholders’ equity - continued

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

Notes to the Financial Statements

For the six months ended September 30, 2022 and 2021

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

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

Results of Operations during the Six months ended September 30, 2022 Compared to the Six months ended September 30, 2021

Revenue

During the six months ended September 30, 2022, we have revenue of $110,896, compare to $36,574 during the six months ended September 30, 2021, increased of $74,322 or 203% due to increase in demand for services.

Operating Expenses

During the six months ended September 30, 2022, we have operating expenses of $37,587, compare to $25,544 during the six months ended September 30, 2021, increased of $12,043 or 47%.  The increase mainly due to increase in telecommunication and IT expenses of $1,087, medical expenses of $410, salaries and wages of $3,163 and professional fee of $8,333.

Net Profit (Loss)

During the six months ended September 30, 2022, we incurred a net profit of $1,139, compare to a net loss of $14,936 during the six months ended September 30, 2021, increased of $16,075.  The increase mainly due to increase in revenue.

Results of Operations during the Six months ended September 30, 2022 Compared to the Six months ended September 30, 2021

Revenue

For the six months ended September 30, 2022 and 2021, our total revenue amounted to $110,896 and $36,574. The increase was because of more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the six months ended September 30, 2022 and 2021:

	Six months ended September 30, 2022		Six months ended September 30, 2021

	USD	%	USD	%
Transportation - Air Freight	29,254	26	6,949	19

Transportation - Ocean Freight	81,642	74	29,625	81

	110,896	100	36,574	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the six months ended September 30, 2022, our air freight revenue in transportation has increased to $29,254 comparing from $6,949 for the six months ended September 30, 2021. The increases in revenue were mainly due to more demand for Air Freight services from our customers. In addition, during the six months ended September 30, 2022, our ocean freight revenue in transportation has increased to $81,642 comparing from $29,625 for the six months ended September 30, 2021. The increases in revenue were due to the EFLL’s local customers has more demand for the logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $25,888 for the six months ended September 30, 2021 to $72,167 for the six months ended September 30, 2022. The increase was in line with the increase in revenue.

Expenses

For the six months ended September 30, 2022, the Company incurred $37,590 of operating expenses which consisted of general and administrative expenses of $37,587 and finance costs of $3. For the six months ended September 30, 2021, we incurred operating expenses in the amount of $25,622 which consisted of general and administrative expenses of $25,544 and finance costs of $78. The increase is due to the increase in activity. Novagant, the public entity, had no operations from April 2022 through September 30, 2022. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Profit (Loss)

For the six months ended September 30, 2022 we had a net profit of $1,139. We had net loss of $14,936 for the six months ended September 30, 2021. The increase in profit is due to the increase in revenue during the period.

Liquidity

As of September 30, 2022, we had $69,929 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $294,053. As of September 30, 2021, we had $51,056 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $277,673.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2022 and 2021, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $221,782 as of September 30, 2022, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

Novagant Corp.

Dated: November 11, 2022	By:	/s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory