Form 10-K/A
period 2022-03-31
NOVAGANT CORP
filed 2022-12-02
CIK 1089297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of December 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report of Novagant Corp.. on Form 10-K for the fiscal year ended March 31, 2022 (the “Form 10-K”), was filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2022.

This Amendment No. 2 to the Company’s Form 10-K (the “Amendment”) has solely revised an inadvertent error regarding the Series A Preferred shareholder list in the table of “Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters” under Item 12 on page 42.

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

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer/Director/ Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/ class	Ownership Percentage of Class Outstanding	Note
Wei Qun Chen	CEO and Director, beneficial Shareholder		500,000	Preferred Series B	100%, conversion rights: 1 series B share to 1,000 common shares	Voting Rights: 99% of all votes entitled to be voted
Wei Qun Chen	CEO and Director, beneficial Shareholder		300,000,000	Common	60.77%	Merger
HongZhen Xu	Secretary, Treasurer and Director		13,900,000	Common	2.82%	Form 8-K, Jan 14

HaiYan Zeng	Director		13,600,000	Common	2.76%	Form 8-K, Jan 14
All executive officers and directors as a Group (3 persons) (1)			327,500,000	Common	66.35%
Christopher Lolachi	Former CEO	29015 Covecrest DR Rancho Palos Verdes, CA 90275	200,000	Preferred Series A	100%	Vote at 1,000 to 1

(1)Applicable percentage ownership is based on 493,639,025 shares of common stock outstanding as of March 31, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Date: December 1, 2022	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Director and Authorized Signatory for CEO and CFO