Form 10-Q
period 2022-12-31
NOVAGANT CORP
filed 2023-02-14
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

NOVAGANT CORP.

Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT,

Hong Kong

Tel. 852-94079401

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2023
Common Stock, $0.001	493,639,025

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

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2022	2022
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	2,196	2,635
Right-of-use assets	10,727	1,061
Total Non-Current Assets	12,923	3,696

Current Assets
Deposits	1,603	1,341
Accounts receivables	9,059	9,628
Cash and cash equivalents	37,828	40,087
Total Current Assets	48,490	51,056

TOTAL ASSETS	61,413	54,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	287,434	276,586
Lease liabilities	7,153	1,087
Total Current Liabilities	294,587	277,673

Non-Current Liabilities
Lease liabilities	3,643	-

Total Liabilities	298,230	277,673

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares issued	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares issued	50	50
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,671,420)	(3,657,524)
Total Shareholders’ Equity	(236,817)	(222,921)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	61,413	54,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Nine months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021
	$	$	$	$

Revenue – air/ocean freight service income	29,360	41,021	140,256	77,595
Cost of services – air/ocean freight service direct cost	(15,164)	(31,188)	(87,331)	(57,076)

	14,196	9,833	52,925	20,519

Operating expenses:
General and administrative expenses	29,067	14,362	66,654	39,906
Finance costs	164	23	167	101

Total expenses	29,231	14,385	66,821	40,007

Loss before provision for income taxes	(15,035)	(4,552)	(13,896)	(19,488)

Provision for income taxes	-	-	-	-

Net loss for the period	(15,035)	(4,552)	(13,896)	(19,488)

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Net loss for the period	-	-	-	-	-	-	-	(19,488)	(19,488)

Balances at December 31, 2021	200,000	200	500,000	50	349,989,704	349,990	(506,870)	(32,260)	(188,890)

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net loss for the period	-	-	-	-	-	-	-	(13,896)	(13,896)

Balances at December 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,671,420)	(236,817)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2022	2021
	$	$

Cashflow from Operating Activities
Loss for the period	(13,896)	(19,488)
Adjustments for:
Finance costs	167	101
Depreciation	5,075	4,778
Operating cash flows before working capital change	(8,654)	(14,609)

Changes in Working Capital:
Accounts receivables	569	(13,766)
Deposit	(262)	-
Creditors, Accruals and Other Payables	10,848	34,944
Total	11,155	21,178

Cash generated from Operating Activities	2,501	6,569

Cashflow from Financing Activities
Repayment of lease liabilities	(4,593)	(4,803)
Interest paid	(167)	(101)
Total	(4,760)	(4,904)

Net change in cash and cash equivalents	(2,259)	1,665

Cash & Cash equivalents at the beginning of the period	40,087	36,100
Cash & Cash equivalents at the end of the period	37,828	37,765

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the nine months ended December 31, 2022. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the nine months period ended December 31, 2022 and 2021. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at December 31, 2022, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $246,097 and $236,817, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the nine months ended December 31, 2022, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

The Company has approximately $32,533,000 in net operating loss carryovers as of December 31, 2022, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the nine months ended December 31, 2022, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended December 31, 2022.

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 3 – Revenue

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
	$	$	$	$

Air/ocean freight services income	29,360	41,021	140,256	77,595

Note 4 – General and Administrative Expenses

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
	$	$	$	$

Courier	162	116	326	362
Depreciation	1,886	1,593	5,075	4,778
Electricity and water	89	93	265	260
Entertainment	749	-	1,092	1,362
Insurance	-	-	247	247
Medical	-	559	613	762
MPF contributions	500	423	1,577	1,115
Printing and stationery	-	-	56	-
Professional fee	10,000	1,282	20,897	3,846
Rental expenses	-	-	545	-
Salaries and wages	14,628	9,231	31,637	23,077
Staff welfare	185	369	618	1,782
Telecommunication and IT	564	389	2,267	1,005
Sundry expenses	46	31	207	359
Transportation expenses	258	276	1,232	951

	29,067	14,362	66,654	39,906

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 5 – Plant and Equipment

	December 31,	March 31,
	2022	2022
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(732)	(293)

	2,196	2,635

Depreciation expense for the nine months ended December 31, 2022 and 2021 amounted to $439 and $nil, respectively. For the nine months ended December 31, 2022 and 2021, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	December 31,	March 31,
	2022	2022
	$	$

Leased property	10,727	1,061

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 7 – Creditors, accruals and other payables

	December 31,	March 31,
	2022	2022
	$	$

Creditors	3,884	603
Accruals	55,734	35,131
Notes payable	82,676	82,676
Due to a related party	68,257	81,293
Shareholders’ loan payable	76,883	76,883

	287,434	276,586

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at December 31, 2022, the Company’s Hong Kong subsidiary has unused tax losses of $38,751 (March 31, 2022: $35,294). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in December 31, 2022 and March 31, 2022. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of December 31, 2022, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of December 31, 2022, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Notes to the Financial Statements

For the nine months ended December 31, 2022 and 2021

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2022, and March 31, 2022, no allowance for doubtful accounts is necessary.

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

Results of Operations during the Nine months ended December 31, 2022 Compared to the Nine months ended December 31, 2021

Revenue

During the nine months ended December 31, 2022, we have revenue of $140,256, compare to $77,595 during the nine months ended December 31, 2021, increased of $62,661 or 81% due to increase in demand for services.

Operating Expenses

During the nine months ended December 31, 2022, we have operating expenses of $66,654, compare to $39,906 during the nine months ended December 31, 2021, increased of $26,748 or 67%. The increase mainly due to increase in telecommunication and IT expenses of $1,262, salaries and wages of $8,560 and professional fee of $17,051, and set off with decrease in medical expenses of $149 and staff welfare of $1,164.

Net Loss

During the nine months ended December 31, 2022, we incurred a net loss of $13,896, compare to a net loss of $19,488 during the nine months ended December 31, 2021, decreased of $5,592.  The decrease is mainly due to declining in revenue.

Results of Operations during the Nine months ended December 31, 2022 Compared to the Nine months ended December 31, 2021

Revenue

For the nine months ended December 31, 2022 and 2021, our total revenue amounted to $140,256 and $77,595. The increase was because of more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31, 2022		Nine months ended December 31, 2021

	USD	%	USD	%
Transportation - Air Freight	29,254	21	10,863	14

Transportation - Ocean Freight	111,002	79	66,732	86

	140,256	100	77,595	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the nine months ended December 31, 2022, our air freight revenue in transportation has increased to $29,254 comparing from $10,863 for the nine months ended December 31, 2021. The increases in revenue were mainly due to more demand for Air Freight services from our customers. In addition, during the nine months ended December 31, 2022, our ocean freight revenue in transportation has increased to $111,002 comparing from $66,732 for the nine months ended December 31, 2021. The increases in revenue were due to the EFLL’s local customers has more demand for the ocean freight logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $57,076 for the nine months ended December 31, 2021 to $87,331 for the nine months ended December 31, 2022. The increase was in line with the increase in revenue.

Expenses

For the nine months ended December 31, 2022, the Company incurred $66,821 of operating expenses which consisted of general and administrative expenses of $66,654 and finance costs of $167. For the nine months ended December 31, 2021, we incurred operating expenses in the amount of $40,007 which consisted of general and administrative expenses of $39,906 and finance costs of $101. The increase is due to the increase in activity. Novagant, the public entity, had no operations from April 2022 through December 31, 2022. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the nine months ended December 31, 2022 we had a net loss of $13,896. We had net loss of $19,488 for the nine months ended December 31, 2021. The decrease in loss is due to the increase in revenue during the period.

Liquidity

As of December 31, 2022, we had $48,490 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $294,587. As of December 31, 2021, we had $52,872 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $247,344.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended December 31, 2022 and 2021, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $236,817 as of December 31, 2022, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our principal executive office has been changed from Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon, Tsim Sha Tsui Hong Kong to Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong with effect from October 15, 2022.

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

Novagant Corp.
Dated: February 13, 2023	By: /s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory