Form 10-K
period 2023-03-31
NOVAGANT CORP
filed 2023-06-29
CIK 1089297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 0-26675

NOVAGANT CORP.

(Exact Name of registrant as specified in its charter)

Nevada	33-0038621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong 999077

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (852) 9407-9401

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange on which registered
NONE	—	—

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

Yes ☐ No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of March 31, 2023 was approximately $7,143,978 based on the closing price on March 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of June 22, 2023.

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

In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. Also, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading.

Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB is unable to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S. Please see Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within two years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

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

PART I

ITEM 1. BUSINESS

Narrative Description of the Business

History of Our Company

We were initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHK World Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200 reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a one for 30 share reverse split of its’ common stock, the Company changed its’ name to EDollars, Inc. On September 18, 2007 the Company changed its’ name to Forex, Inc. and completed a one for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April 23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed its name to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom,Inc. subsidiary to its prior owners. The Company previously elected to pursue selling financial products. Trimfast Group, Inc. changed to Edollars, Inc in Nevada on November, 2006. Edollars, Inc. changed to Forex, Inc. in June, 2007. Forex, Inc. changed to Petrogulf Corp. on March 26, 2008. Petrogulf Inc. changed to Novagant, Inc. on November 26, 2013. On January 1, 2014, the Company changed its symbol from PTRF to NVGT.

In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial District Court, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. Please refer to the Exhibit 10.3.

On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug DiSanti agreed to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be convertible and will equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexander M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo.

As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2021, Mr. Alexander M. Woods-Leo resigned as an officer and director and appointed Mr. WeiQun Chen as Chairman, CEO, President, CFO, COO and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

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

Corporate Information

Our principal executive offices are located at Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong and our telephone number is (852) 9407-9401.

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

Our investor relations department can be contacted at our principal executive office at Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong. Our telephone number is (852) 9407-9401.

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

Our audited financial statements for the years ended March 31, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within two years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

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

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On March 24, 2021, the SEC adopted interim final amendments, which will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. As a consequence, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved PCAOB Rule 6100, Board Determination Under the Holding Foreign Companies Accountability Act, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.” On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) was included on such list. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB on December 16, 2021. Consequently, the PCAOB is unable to inspect or investigate completely ZHCPA headquartered in Hong Kong, the lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China, as a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located.

Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB to be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S.

The enactment of the HFCAA and the implications of any additional rule making efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of the Company’s common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of the Company’s auditors in the next two years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If the Company is unable to meet the PCAOB inspection requirement in time, our stock will not be neither permitted for trading “over-the counter”. Such delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of the Company’s stock. Also, such a delisting would significantly affect the Company’s ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within two years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. Our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) was included on such list. It is subject to the determinations announced by the PCAOB on December 16, 2021. Consequently, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted.

We expect to be added to the list of Commission-Identified Issuers under the HFCAA subsequent to the filing of our annual report. If we are added to the list of Commission-Identified Issuers under the HFCAA , there would be several impacts to our Company. Firstly, the SEC would have identified the Company as a “covered issuer” which has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). That provisional identification will become conclusive and we may possibly subject to the requirements under the HFCAA, including the prohibition from trading our common stock on a national securities exchange or through any other method that is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. The SEC could prohibit trading of the shares of common stock of the company on any U.S. securities exchange, including the over-the-counter market as early as 2025; and as a result our shares may be delisted from the OTC Pink Sheets. Alternatively, if the AHFCAA becomes law, such a prohibition could take effect as early as 2025. If the Company does not engage an auditor that is subject to regular inspection by the PCAOB, its common stock may be delisted.

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

Nonetheless, this identification of NVGT as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. It was due to the PCAOB is unable to conduct inspections or investigate our auditor for pursuant to the HFCAA. Moreover, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports. As a whole, from our point of view, it is imminent  and necessary for us to engage a reputable independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements before or within two-year under AHFCAA deadline under the HFCAA, and will comply with any additional disclosures required by the SEC and other requirements required by the PCAOB pursuant to the HFCAA.

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

Our articles of incorporation authorize the issuance of 1,000,000,000 shares of Common Stock. As of June 22, 2023, we had 493,639,025 shares of Common Stock outstanding. We also had 200,000 authorized Series A Preferred Stock and 200,000 shares of Series A Preferred Stock outstanding and 500,000 shares of Series B Preferred Stock authorized with 500,000 shares outstanding. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong. We do not own any real property. The principal executive office is provided free of charge by our chief executive officer, WeiQun Chen. We lease the principal business place for our business operations, in particular for our distribution and logistics services. We believe that our existing facilities are adequate to meet our current requirements. Please refer to the Tenancy Agreement referenced as Exhibit 10.2 for details.

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

	Price Range
Period	High	Low
Year Ended March 31, 2022:
First Quarter	$0.0928	0.0511
Second Quarter	$0.066	0.03
Third Quarter	$0.06	0.0315
Fourth Quarter	$0.05	0.0055
Year Ended March 31, 2023:
First Quarter	$0.0495	0.02
Second Quarter	$0.049	0.014
Third Quarter	$0.046	0.0111
Fourth Quarter	$0.0435	0.018

As of June 22, 2023, our shares of common stock were held by approximately 1102 stockholders of record. The transfer agent of our common stock is Colonial Stock Transfer Co., Inc. 66 Exchange Place, Suite 100, Salt Lake City, UT 84111, Phone: 801-355-5740.

The closing sales price of the Company’s common stock as reported on June 22, 2023, was $0.0388 per share.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Equity Incentive Plan

We have not adopted an equity incentive plan.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2023.

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

Overview

The consolidated statements of profit or loss and other comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows for each of two years ended 31 March 2023 and 2022 include the results, changes in equity and cash flows of the companies now comprising EFLL for the relevant years, as if our Company had always been the holding company of EFLL and the current group structure had been in existence throughout the relevant years.

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

Management’s Discussion and Analysis and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of EFLL for the years ended March 31, 2022 and 2021, and the notes thereto.

Results Of Operations During The Years Ended March 31, 2023 As Compared To The Years Ended March 31, 2022

Revenue

For the years ended March 31, 2023 and 2022, our total revenue amounted to $157,059 and $104,512. During the years ended March 31, 2023 and 2022, our revenue in transportation has increased from $104,512 to $157,059. The increase was contributed from more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the years ended March 31, 2023 and 2022:

	Year ended March 31 2023		Year ended March 31 2022
	USD	%	USD	%
Transportation - Air Freight	29,254	19	16,722	16
Transportation - Ocean Freight	127,805	81	87,790	84
	157,059	100	104,512	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the year ended March 31, 2023, our air freight revenue in transportation has increased to $29,254 comparing from $16,722 for the year ended March 31, 2022. The increases in revenue were mainly due to more demand for Air Freight services from our customers during the period from April to September 2022. In addition, during the year ended March 31, 2023, our ocean freight revenue in transportation has increased to $127,805 comparing from $87,790 for the year ended March 31, 2022. The increases in revenue were due to the outbreak of the COVID-19, the demand for logistics services reached the bottom during the year ended March 31, 2022 and the orders from EFLL’s local customers have been increased in current year.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has increased from $75,789 for the year ended March 31, 2022 to $94,178 for the year ended March 31, 2023. The increase was in line with the increase in revenue.

Expenses

For the year ended March 31, 2023, the Company incurred $113,563 of operating expenses which all being general and administrative expenses.  For the year ended March 31, 2022, we incurred $3,673,361 of operating expenses which consisted of general and administrative expenses of $3,241,048 and marketing expenses of $432,313. The sharp decrease was primarily caused by the share based payment for some of our employees during the year ended March 31, 2022 and no such expenses incurred during the year ended March 31, 2023. Novagant, the public entity, had no operations from April 2021 through December 31, 2021. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the year ended March 31, 2023 we had a net loss of $50,913, compared to the net loss of $3,644,752 during the year ended March 31, 2022. The decrease of loss was due to some restricted shares issued to 6 service providers and 15 employees as compensation in lieu of cash for services during the year ended March 31, 2022 and no such expenses incurred during the year ended March 31, 2023..

Liquidity

As of March 31, 2023, we had $40,955 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $323,947. As of March 31, 2022, we had $51,056 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $277,673.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended March 31, 2023 and 2022, and are included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of March 31, 2023 and 2022 begins on page F-1 of this Form 10-K.

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

1. As of March 31, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Our principal executive office has been changed from Flat D, 32/F, The Masterpiece, 18 Hanoi Road, Kowloon, Tsim Sha Tsui Hong Kong to Suite 2006, AIA Kowloon Tower, Landmark East, 100 How Ming Street, KT, Hong Kong and our telephone number is (852) 9407-9401 with effect from October 15, 2022.

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

With respect to the financial statements for the fiscal year ended March 31, 2023 and included in this Form 10-K, or as required disclosures under this Item 9C: the Company is not aware of and has no reason to believe that: (1) any foreign governmental entity owns shares of any capital stock of record of the Company or has any controlling financial interest in the Company; or (2) any official of the Chinese government or Hong Kong SAR is a board member or officer of the Company or its operating subsidiaries; or (3) that the Company’s articles of incorporation, as amended and as originally filed with the State of Nevada, contain any provisions known by the Company to include any charter or charter provisions of the Chinese Communist Party.

Under the HFCAA, SEC is obligated to prohibit the securities of any "covered issuer," including the Company when and if so identified, from being traded on any of the U.S. securities exchanges or over the counter markets if the auditor of the covered issuer's financial statements is not subject to inspection by the U.S. Public Company Accounting Oversight Board ("PCAOB") for two consecutive years, beginning in 2023. Under the current terms of the Act, the Company's common stock would be removed (if the Company is designated as a “covered issuer” under HFCAA) from quotation in early 2025, unless the PCAOB is able to conduct a full inspection of the Company's auditor during the required timeframe. The Company has engaged a PCAOB public auditor that can be audited and investigated fully by the PCAOB.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s)
WeiQun Chen	60	Chairman, CEO, President, CFO, COO and Director
HongZhen Xu	44	Secretary, Treasurer and Director
HaiYan Zeng	40	Director

WeiQun Chen, Chairman, CEO, President, CFO, COO and Director

WeiQun Chen joined Novagant Corp. as the Chairman, CEO, President, CFO, COO and Director in May 2021. He was born in 1962, who graduated from China Radio and Television University in 1985. From 1986 to 1996, he served as the Chief Financial Officer of Shenzhen Zhihua Technology Co., Ltd. From 1997 to 1999, Chen served as Chairman of the Hong Kong Chinese Merchants Association. From 1997 to 2017, he worked in Zhongtao Holding Group Co., Ltd as Chief Brigade. The Group is a provider of one-stop centralized and customized wastewater treatment and industrial water supply services in China, focusing on industrial wastewater treatment. In Jan 2018, he also served as the Chairman of Golden Bee Health Products Industrial Chain Investments Group Ltd. It is headquartered in Hong Kong, a leading local health and wellness channel provider. It offers some premium products including vitamins, dietary supplements, weight management supplements, etc. This assortment attributes proprietary recognized brand in some district areas.

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

ITEM 11. EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended March 31, 2023 and 2022. The Company has no employment agreement with any of its officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2023 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer/Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Wei Qun Chen	Chairman, CEO, President, CFO, COO and Director, beneficial Shareholder		500,000	Preferred Series B	100%, conversion rights: 1 series B share to 1,000 common shares	Voting Rights: 99% of all votes entitled to be voted
Wei Qun Chen	Chairman, CEO, President, CFO, COO and Director, beneficial Shareholder		300,000,000	Common	60.77%	Merger
HongZhen Xu	Secretary, Treasurer and Director		13,900,000	Common	2.82%	Form 8-K, Jan 14

HaiYan Zeng	Director		13,600,000	Common	2.76%	Form 8-K, Jan 14
All executive officers and directors as a Group (3 persons) (1)			327,500,000	Common	66.35%
Christopher Lolachi	Former CEO	29015 Covecrest DR Rancho Palos Verdes, CA 90275	200,000	Preferred Series A	100%	Vote at 1,000 to 1

(1) Applicable percentage ownership is based on 493,639,025 shares of common stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change in Control Arrangements

As of March 31, 2023, there are no arrangements that would result in a change in control of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Zhen Hui Certified Public Accountants, billed an aggregate of $ 25,000 and $ 25,000 for the fiscal years ended March 31, 2023 and March 31, 2022, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023	2022
Audit Fees	$25,000	$25,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,000	$25,000

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

Consolidated Financial Statements

For the years ended March 31,

2023 and 2022

Expressed in US dollars (“$”)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novagant Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novagant Corp. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the two years ended March 31, 2023 and 2022, in conformity with generally accepted accounting principles in the United Stated States of America.

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

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

PCAOB ID: (957)

Hong Kong, China

[June 21, 2023]

Novagant Corp.

Consolidated Balance Sheets

As of March 31, 2023 and 2022

	2023	2022
	$	$

ASSETS

Non-Current Assets
Plant and equipment	2,049	2,635
Right-of-use assets	8,940	1,061
Total Non-Current Assets	10,989	3,696

Current Assets
Deposits	1,603	1,341
Accounts receivables	876	9,628
Cash and cash equivalents	38,476	40,087
Total Current Assets	40,955	51,056

TOTAL ASSETS	51,944	54,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	316,752	276,586
Lease liabilities	7,195	1,087
Total Current Liabilities	323,947	277,673

Non-Current Liabilities
Lease liabilities	1,831	-
Total Non-Current Liabilities	1,831	-

Total Liabilities	325,778	277,673

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares and Nil issued, respectively	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares and Nil issued, respectively	50	50
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized, respectively, 493,639,025 and 300,000,000 shares issued, respectively	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,708,437)	(3,657,524)
Total Shareholder’s Equity	(273,834)	(222,921)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	51,944	54,752

The accompanying notes are an integral part of these consolidated financial statements.

Novagant Corp.

Consolidated Statements of Operations and Comprehensive Income

For the years ended March 31, 2023 and 2022

	2023	2022
	$	$

Revenue – air/ocean freight service income	157,059	104,512
Cost of services – air/ocean freight service direct cost	(94,178)	(75,789)

Gross profit	62,881	28,723

Operating expenses:
General and administrative expenses	(113,563)	(3,241,048)
Marketing expenses	-	(432,313)
Total operating expenses	(113,563)	(3,673,361)

Loss from operation	(50,682)	(3,644,638)

Other expenses
Interest expenses	(231)	(114)

Loss profit before provision for income taxes	(50,913)	(3,644,752)

Income taxes expenses	-	-

Net loss and other comprehensive expenses	(50,913)	(3,644,752)

Basic and diluted net loss per common share (cents)	(0.010)	(1.018)

Weighted average number of common shares outstanding, basic and diluted	493,639,025	358,082,201

The accompanying notes are an integral part of these consolidated financial statements.

Novagant Corp.

Consolidated Statements of Changes in Shareholders' Equity

For the years ended March 31, 2023 and 2022

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Total Shareholder’s
	Share	Amount	Share	Amount	Share	Amount	capital	deficit	deficit
		$		$		$	$	$	$

Balances at March 31, 2021	-	-	-	-	300,000,000	300,000	(299,999)	(12,772)	(12,771)

Effect of reverse merger	200,000	200	500,000	50	49,989,704	49,990	(206,871)	-	(156,631)

Issuance of share	-	-	-	-	143,649,321	143,649	3,447,584	-	3,591,233

Net loss for the year	-	-	-	-	-	-	-	(3,644,752)	(3,644,752)

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net loss for the year	-	-	-	-	-	-	-	(50,913)	(50,913)

Balances at March 31, 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,708,437)	(273,834)

The accompanying notes are an integral part of these consolidated financial statements.

Novagant Corp.

Consolidated Statements of Cash Flows

For the years ended March 31, 2023 and 2022

	2023	2022
	$	$

Cash flows from operating activities:
Net loss for the year	(50,913)	(3,644,752)

Adjustments to reconcile net profit to net cash from (used in) operating activities:
Depreciation of right-of-use assets	6,423	6,371
Depreciation of plant and equipment	586	293
Finance costs	231	114
Share-based payment	-	3,591,233

Changes in operating assets and liabilities:
Deposits	(262)	-
Accounts receivable	8,752	(9,628)
Creditors, other payables and accrual	40,166	66,894

Net cash from operating activities	4,983	10,525

Net cash used in financing activities:
Interest paid	(231)	(114)
Repayment of lease liabilities	(6,363)	(6,424)

	(6,594)	(6,538)

Net increase in cash and cash equivalents	(1,611)	3,987

Cash and cash equivalents at beginning of year	40,087	36,100

Cash and cash equivalents at end of year	38,476	40,087

The accompanying notes are an integral part of these consolidated financial statements.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s consolidated financial statements for the year ended 31 March 2023. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2022, Mr. Alexander M. Woods-Leo resigned as an officer and director and appointed Mr. WeiQun Chen as Chairman, CEO, President, CFO, COO and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the year ended March 31, 2023 and 2022. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of Novagant Corp. and Ever Full Logistics Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on June 3, 2020.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company, EFLL. All material intercompany transactions and balances have been eliminated in the consolidation.

These consolidated financial statements have been prepared under the historical cost convention and all transactions have been accounted for on accrual basis.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation – continued

Going concern

As at March 31, 2023, the Group had net current liabilities and net liabilities of $282,992 and $273,834, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Cash and cash equivalents

The Group considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state owned banks within Hong Kong.

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of March 31, 2023, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the year ended March 31, 2023, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

The carrying value of the Group’s financial instruments, including accounts receivable, deposits, cash and cash equivalents, creditors, other payable and accrual and due to a related party and shareholders approximate to their fair value because of the short-term maturity of these financial instruments.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the years ended March 31, 2023 and 2022, the Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Right-of-use assets

The cost of right-of-use asset includes:

∙the amount of the initial measurement of the lease liability;

∙any lease payments made at or before the commencement date, less any lease incentives received; and

∙any initial direct costs incurred by the Group.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

The lease payments include:

∙fixed payments less any lease incentives receivable;

∙variable lease payments that depend on an index or a rate; and

∙amounts expected to be payable by the Group under residual value guarantees;

After the commencement date, lease liabilities are adjusted by interest accretion and lease payments.

The Group remeasures lease liabilities (and makes a corresponding adjustment to the related right-of-use assets) whenever:

∙the lease term has changed or there is a change in the assessment of exercise of a purchase option, in which case the related lease liability is remeasured by discounting the revised lease payments using a revised discount rate at the date of reassessment.

∙the lease payments change due to changes in expected payment under a guaranteed residual value, in which cases the related lease liability is remeasured by discounting the revised lease payments using the initial discount rate.

Lease modifications

The Group accounts for a lease modification as a separate lease if:

∙the modification increases the scope of the lease by adding the right to use one or more underlying assets; and

∙the consideration for the leases increases by an amount commensurate with the stand-alone price for the increase in scope and any appropriate adjustments to that stand-alone price to reflect the circumstances of the particular contract.

For a lease modification that is not accounted for as a separate lease, the Group remeasures the lease liability based on the lease term of the modified lease by discounting the revised lease payments using a revised discount rate at the effective date of the modification.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Group determined that ASU 2018-13 did not have a material impact on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2022 on a prospective basis, with early adoption permitted. The Group determined that the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended March 31, 2023 and 2022.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The ASU sets forth a “current expected credit loss” model which requires the Group to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company intends to adopt this ASU in April 2023. The adoption of this ASU will not have a material impact on the Group’s consolidated financial statements and related disclosures.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements – continued

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For non-public companies, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this guidance will not have a material impact on the Group’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Group’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance will not have a material impact on the Group’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by eliminating the requirement to separately account for an embedded conversion feature as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The adoption of this guidance will not have a material impact on the Group’s consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.. The adoption of this guidance will not have a material impact on the Group’s consolidated financial statements and related disclosures.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Recent Accounting Pronouncements – continued

In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for proforma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The adoption of ASU No. 2021-06 will not have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard update will not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 3 - Revenue

	2023	2022
	$	$

Air/ocean freight services income	157,059	104,512

Note 4 – Related Party Transactions

	2023	2022
	$	$

Directors’ remuneration:
Zeng, Haiyan	-	340,000
Xu, Hongzhen	-	347,500

	-	687,500

Balance due to related parties
Chen WeiQun – director and shareholder of the Company	30,000	-
Wong Yan Wah, Barry – director of a subsidiary	71,662	81,293
Christopher Lolachi – shareholder of the Company	76,883	76,883

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 5 – Plant and Equipment

Plant and equipment consisted of the following as of March 31, 2023 and 2022:

	2023	2022
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(879)	(293)

	2,049	2,635

Depreciation expense for the years ended March 31, 2023 and 2022 amounted to $586 and $293, respectively. For the years ended March 31, 2023 and 2022, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

$
Leased property

As at March 31, 2023
Carrying amount	8,940

As at March 31, 2022
Carrying amount	1,061

For the year ended March 31, 2023
Depreciation charge	6,423

For the year ended March 31, 2022
Depreciation charge	6,371

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 6 – Right-of-use Assets – continued

	2023	2022
	$	$

Total cash outflow for leases	6,594	6,538

Additions to right-of-use assets	14,302	-

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

Note 7 – Creditors, accruals and other payables

The accounts payable and accrued expenses were comprised of the following:

	2023	2022
	$	$

Creditors	3,493	603
Accruals	52,038	35,131
Notes payable	82,676	82,676
Due to a related party	71,662	81,293
Due to shareholders	106,883	76,883

	316,752	276,586

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 8 – Lease Liabilities

	2023	2022
	$	$
Lease liabilities payable:
Within one year	7,195	1,087
Within a period of more than one year but not more than two years	1,831	-

	9,026	1,087
Less: Amount due for settlement with 12 months shown under current liabilities	(7,195)	(1,087)

Amount due for settlement after 12 months shown under non-current liabilities	1,831	-

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at March 31, 2023, the Company’s Hong Kong subsidiary has unused tax losses of $45,596 (2022: $35,652). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in March 31, 2023. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of March 31, 2023, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of March 31, 2023, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

Note 10 – Stockholders’ Equity – continued

Series B Preferred Shares - continued

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

Novagant Corp.

Notes to the Financial Statements

For the years ended March 31, 2023 and 2022

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

Date: June 29, 2023	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Director and Authorized Signatory as Chief Executive Officer and Chief Financial Officer