Form 10-K/A
period 2023-03-31
NOVAGANT CORP
filed 2023-08-14
CIK 1089297

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

Kowloon Tower, Landmark East, 100 How Ming Street,

KT, Hong Kong 19801 Hong Kong

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of August 4, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report of Novagant Corp. on Form 10-K for the fiscal year ended March 31, 2023 (the “Form 10-K”), was filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2023.

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”). The purpose of this Amendment is (i) to amend Item 9C of the Annual Report to provide the disclosures required under Item 9C(b) of Form 10-K and (ii) to provide the documentation required by Item 9C(a) of Form 10-K in the form of an exhibit 99.1 to this Amendment.

Apart from expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K. No other changes have been made to the Annual Report. The filing of this Form 10-K/A should not be understood to mean that any statements contained in the Annual Report, as amended by this Form 10-K/A, are true or complete as of any date subsequent to the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Annual Report.

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

During our fiscal year 2022, on August 5, 2022, we were conclusively listed by the SEC as a Commission-Identified Issuer under the HFCAA following the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the case of Company’s public auditor, Zhen Hui Certified Public Accountants, it is based in Hong Kong SAR and listed in the PCAOB Report as being a Hong Kong SAR based, PCAOB-registered public audit firm. The PCAOB was not able to inspect or investigate completely in 2021 according to the PCAOB’s December 16, 2021 determinations, pertaining to the audit report which was issued from our auditor for the fiscal year ended March 31, 2022. On December 15, 2022, the PCAOB announced it was able to secure complete access to inspect and investigate public audit firms in China and Hong Kong SAR for the first time. Thus, the PCAOB board issued a HFCAA determination report that vacated its December 16, 2021 determinations and removed China and Hong Kong from the list of jurisdictions where it had been unable to completely inspect or investigate the registered public accounting firms. As originally enacted, the HFCAA required the SEC to initially prohibit trading in the securities of an issuer that is a Commission-identified issuer for three consecutive years. On December 29, 2022, the President signed into law the Consolidated Appropriations Act 2023, which, among other things, amends the HFCAA to reduce this timeframe from three consecutive years to two consecutive years. On December 18, 2022, the SEC announced that due to the December 15, 2022 action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. As such, as of the date of this filing of this Form 10-K, the Company is not a Commission Identified Issuer under the HFCAA and is not subject to having its Common Stock delisted under HFCAA.

With respect to the financial statements for the fiscal year ended March 31, 2023 and included in this Form 10-K, or as required disclosures under this Item 9C:

Novagant Corp. is a holding company, incorporated in Nevada. Ever Full Logistics Limited “EFLL”, a wholly-owned subsidiary of the Company incorporated in Hong Kong. EFLL’s operations are based in Hong Kong. We have no business operations in China. The Company is controlled by WeiQun Chen, who beneficially owned (determined in accordance with the SEC rules) 60.77% of the Company’s outstanding ordinary shares and 100% of the Company’s Preferred Series B shares, and held such percentage of the Company’s aggregate voting power as of June 29, 2023. There are no shares of EFLL owned by any governmental entities in China or Hong Kong.

As of the date of this Form 10-K, to our best knowledge, (i) no foreign governmental entities in China or Hong Kong own any ordinary shares of any capital stock of record of the Company, the consolidated foreign operating entities or the consolidated variable interest entities (the “VIEs”), (ii) the Company is not a party to any material contracts with such a foreign governmental party, no governmental entities in China or Hong Kong have any controlling financial interest in our company, our consolidated foreign operating entities or the VIEs, also based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities, (iii) none of the members of our board of directors or the boards of our consolidated foreign operating entities, including the VIEs, are officials of the Chinese Communist Party or Hong Kong SARS, there is no such foreign government representative on the Company’s board of directors or the boards of our consolidated foreign operating entities, including the VIEs, none of our board members’ current or prior memberships on, or affiliations with, committees of the Chinese Communist Party. Please refer to the affidavit provided by our auditor at Exhibit 23.2 as the basis for our disclosure, and (iv) our memorandum and articles of incorporation, as amended and as originally filed with the State of Nevada, do not contain any charter or charter provisions of the Chinese Communist Party, including the text of any such charter.

For information supporting our assertion that governmental entities in China do not have a controlling financial interest in our company, please see the Supplemental Submission pursuant to Item 9C(a) of Form 10-K furnished as Exhibit 99.1 to this Form 10-K/A.

Our legal counsel, China Commercial Law Firm. Guangdong. has accordingly provided the consent at Exhibit 23.3 as the basis for our disclosure.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
23.2	Affidavit of Zhen Hui Certified Public Accountants, dated August 9, 2023

23.3	Consent of China Commercial Law Firm. Guangdong, dated August 9, 2023

99.1	Supplemental Submission pursuant to Item 9C(a) of Form 10-K (FORM SPDSCL-HFCAA-GOV)

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Director and Authorized Signatory as Chief Executive Officer and Chief Financial Officer