Form 10-Q
period 2023-06-30
NOVAGANT CORP
filed 2023-08-18
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2023
Common Stock, $0.001	493,639,025

Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q, the terms “Company,” “we,” “us,” “our,” “EFLL” and “NVGT” refer to Novagant Corp. and/or its wholly-owned subsidiary, Ever Full Logistics Limited

EXPLANATORY NOTE

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

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on June 29, 2023.

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

ITEM 1.　FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	1,902	2,049
Right-of-use assets	7,153	8,940
Total Non-Current Assets	9,055	10,989

Current Assets
Deposits	1,603	1,603
Accounts receivables	1,872	876
Cash and cash equivalents	30,858	38,476
Total Current Assets	34,333	40,955

TOTAL ASSETS	43,388	51,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	327,592	316,752
Lease liabilities	7,244	7,195
Total Current Liabilities	334,836	323,947

Non-Current Liabilities
Lease liabilities	-	1,831

Total Liabilities	334,836	325,778

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized Series A Preferred stock, $0.001 par value, 200,000 shares issued Series B Preferred stock, $0.0001 par value, 500,000 shares issued	20,050	20,050
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,726,051)	(3,708,437)
Total Shareholders’ Equity	(291,448)	(273,834)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	43,388	51,944

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months	Three months
	Ended June 30,	Ended June 30,
	2023	2022
	$	$

Revenue – air/ocean freight service income	6,774	57,885
Cost of services – air/ocean freight service direct cost	(2,902)	(40,784)

	3,872	17,101

Operating expenses:
General and administrative expenses	(21,433)	(13,795)
Finance costs	(53)	(3)

Total expenses	(21,486)	(13,798)

(Loss) profit before provision for income taxes	(17,614)	3,303

Provision for income taxes	-	-

Net (loss) profit for the period	(17,614)	3,303

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A Preferred stock:		Series B Preferred stock:		Common stock:		Additional paid- in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net profit for the period	-	-	-	-	-	-	-	3,303	3,303

Balances at June 30, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,654,221)	(219,618)

Balances at March 31, 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,708,437)	(273,834)

Net loss for the period	-	-	-	-	-	-	-	(17,614)	(17,614)

Balances at June 30 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,726,051)	(291,448)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2023	2022
	$	$

Cashflow from Operating Activities
(Loss) profit for the period	(17,614)	3,303
Adjustments for:
Finance costs	53	3
Depreciation	1,934	1,207
Operating cash flows before working capital change	(15,627)	4,513

Changes in Working Capital:
Accounts receivables	(996)	2,032
Deposit	-	(128)
Creditors, Accruals and Other Payables	10,840	(8,222)
Total	9,844	(6,318)

Cash generated from Operating Activities	(5,783)	(1,805)

Cashflow from Financing Activities
Repayment of lease liabilities	(1,782)	(1,087)
Interest paid	(53)	(3)
Total	(1,835)	(1,090)

Net change in cash and cash equivalents	(7,618)	(2,895)

Cash & Cash equivalents at the beginning of the period	38,476	40,087
Cash & Cash equivalents at the end of the period	30,858	37,192

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the three months ended June 30, 2023. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the three months ended June 30, 2023 and 2022. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at June 30, 2023, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $300,503 and $291,448, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of June 30 2023, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the three months ended June 30, 2023, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

The Company has approximately $32,533,000 in net operating loss carryovers as of June 30, 2023, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the three months ended June 30, 2023, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended June 30, 2023.

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Group’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through June 30 2023. The Group is currently evaluating the impact of ASU 2020-04 on its future financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until June 30 2023, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

Note 3 – Revenue

	Three months ended June 30,
	2023	2022
	$	$

Air/ocean freight services income	6,774	57,885

Note 4 – General and Administrative Expenses

	Three months ended June 30,
	2023	2022
	$	$

Courier	115	45
Depreciation	1,934	1,207
Electricity and water	49	55
Entertainment	-	229
Medical	149	435
MPF contributions	415	577
Printing and stationery	-	56
Professional fee	9,500	1,923
Rental expenses	-	545
Salaries and wages	8,304	6,923
Staff welfare	95	106
Telecommunication and IT	610	1,138
Sundry expenses	6	56
Transportation expenses	256	500

	21,433	13,795

Note 5 – Plant and Equipment

	June 30,	March 31,
	2023	2023
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(1,026)	(879)

	1,902	2,049

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $439 and $nil, respectively. For the three months ended June 30, 2023 and 2022, no interest expense was capitalized into plant and equipment.

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

Note 6 – Right-of-use Assets

	June 30,	March 31,
	2023	2023
	$	$

Leased property	7,153	8,940

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

Note 7 – Creditors, accruals and other payables

	June 30,	March 31,
	2023	2023
	$	$

Creditors	614	3,493
Accruals	59,987	52,038
Notes payable	82,676	82,676
Due to a related party	77,432	71,662
Shareholders’ loan payable	106,883	106,883

	327,592	316,752

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at June 30, 2023, the Company’s Hong Kong subsidiary has unused tax losses of $53,563 (March 31, 2023: $45,596). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in June 30 2023 and March 31, 2023. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of June 30 2023, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of June 30 2023, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Notes to the Financial Statements

For the three months ended June 30, 2023 and 2022

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of June 30 2023, and March 31, 2023, no allowance for doubtful accounts is necessary.

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

Results of Operations during the Three months ended June 30, 2023 Compared to the Three months ended June 30 2022

Revenue

During the three months ended June 30, 2023, we have revenue of $6,774, compare to $57,885 during the three months ended June 30 2022, decreased of $51,111 or 90% due to decrease in demand for services.

Operating Expenses

During the three months ended June 30, 2023, we have operating expenses of $21,433, compare to $13,795 during the three months ended June 30 2022, increased of $7,638 or 55%.  The increase mainly due to increase in professional fee of $7,577.

Net Loss

During the three months ended June 30, 2023, we incurred a net loss of $17,614, compare to a net profit of $3,303 during the three months ended June 30 2022, increased of $20,917.  The increase mainly due to decrease in revenue.

Results of Operations during the Three months ended June 30, 2023 Compared to the three months ended June 30 2022

Revenue

For the three months ended June 30, 2023 and 2022, our total revenue amounted to $140,256 and $77,595. The increase was because of more orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the three months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023		Three months ended June 30 2022

	USD	%	USD	%
Transportation - Air Freight	-	-	16,208	28

Transportation - Ocean Freight	6,774	100	41,677	72

	6,774	100	57,885	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the three months ended June 30, 2023, our air freight revenue in transportation has decreased to $Nil comparing from $16,208 for the three months ended June 30 2022. The decreases in revenue were mainly due to less demand for Air Freight services from our customers. In addition, during the three months ended June 30, 2023, our ocean freight revenue in transportation has decreased to $6,774 comparing from $41,677 for the three months ended June 30 2022. The decreases in revenue were due to the EFLL’s local customers has less demand for the ocean freight logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $40,784 for the three months ended June 30 2022 to $2,902 for the three months ended June 30, 2023. The decrease was in line with the decrease in revenue.

Expenses

For the three months ended June 30, 2023, the Company incurred $21,486 of operating expenses which consisted of general and administrative expenses of $21,433 and finance costs of $53. For the three months ended June 30 2022, we incurred operating expenses in the amount of $13,798 which consisted of general and administrative expenses of $13,795 and finance costs of $3. The increase is due to the increase in professional fee. Novagant, the public entity, had no operations from April 2023 through June 30 2023. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the three months ended June 30, 2023 we had a net loss of $17,614. We had net profit of $3,303 for the three months ended June 30 2022. The increase in loss is due to the decrease in revenue during the period.

Liquidity

As of June 30 2023, we had $34,333 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $334,836. As of June 30 2022, we had $46,257 in deposits, accounts receivables and cash and cash equivalents, and current liabilities of $268,364.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended June 30, 2023 and 2022, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $291,448 as of June 30 2023, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

Novagant Corp.

Dated: August 14, 2023	By:	/s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory