Form 10-K/A
period 2023-03-31
NOVAGANT CORP
filed 2023-09-13
CIK 1089297

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
Yes ☐  No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliate of the registrant as of August 9, 2023 was approximately $6,113,916 based on the closing price on August 9, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 493,639,025 shares, as of August 18, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report of Novagant Corp. on Form 10-K for the fiscal year ended March 31, 2023 (the “Form 10-K”), was filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2023.

This Amendment No. 2 to the Company’s Form 10-K (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”). The purpose of this Amendment is (i) to amend Item 9C of the Annual Report to provide the disclosures required under Item 9C(b) of Form 10-K, (ii) to revise the last paragraph required by Item 9C(a) of Form 10-K in the form of an exhibit 99.1, (iii) to amend the articles of incorporation of the corporation at Exhibit 3.1(a) under Item 9B on September 8, 2023, (iv) to amend the Certificate of Designation of Series A Preferred Stock at Exhibit 3.4(a2) under Item 9B on September 11, 2023, and (v) to update regarding the Series A Preferred shareholder list in the table of “Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters” under Item 12 on page 44.

Apart from expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

ITEM 9B. OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On September 8, 2023, the Company filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to amend and restate Article FOURTH, Article SEVENTH and add Article TWELFTH herewith as Exhibit 3.1(a). On September 11, 2023, the Company filed with the office of the Secretary of State of Nevada a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, to amend the one which is in direct conflict with the Corporation’s Amended and Restated Articles of Incorporation, specifically with regard to the rights granted to the holders of the Series A Preferred Stock. As a result, the Corporation effects a formal amendment of the Certificate pursuant to the Nevada Revised Statutes as Exhibit 3.4(a2) to this Current Report on Form 10-K and is incorporated by reference herein.

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

As of the date of this Form 10-K, to our best knowledge, (i) no foreign governmental entities in China or Hong Kong own any ordinary shares of any capital stock of record of the Company, the consolidated foreign operating entities or the consolidated variable interest entities (the “VIEs”), (ii) the Company is not a party to any material contracts with such a foreign governmental party, no governmental entities in China or Hong Kong have any controlling financial interest in our company, our consolidated foreign operating entities or the VIEs, also based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities, (iii) none of the members of our board of directors or the boards of our consolidated foreign operating entities, including the VIEs, are officials of the Chinese Communist Party or Hong Kong SARS, there is no such foreign government representative on the Company’s board of directors or the boards of our consolidated foreign operating entities, including the VIEs, none of our board members’ current or prior memberships on, or affiliations with, committees of the Chinese Communist Party. Please refer to the affidavit provided by our auditor at Exhibit 23.2 as the basis for our disclosure, and (iv) our memorandum and articles of incorporation, as amended and as originally filed with the State of Nevada, the articles of our consolidated foreign operating entities or the VIEs, do not contain wording from any charter or charter provisions of the Chinese Communist Party, including the text of any such charter.

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

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer/Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note

Wei Qun Chen	Chairman, CEO, President, CFO, COO and Director, beneficial Shareholder		500,000	Preferred Series B	100%, conversion rights: 1 series B share to 1,000 common shares	Voting Rights: 99% of all votes entitled to be voted
Wei Qun Chen	Chairman, CEO, President, CFO, COO and Director, beneficial Shareholder		300,000,000	Common	60.77%	Merger
All executive officers and directors as a Group (3 persons) (1)			327,500,000	Common	66.35%
Christopher Lolachi	Former CEO	29015 Covecrest DR Rancho Palos Verdes, CA 90275	200,000	Preferred Series A	100%	No voting rights

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1(a)	Certificate of Amendment to Articles of Incorporation

3.4(a2)	Amended and Restated Certificate of Designation of Series A Preferred Stock

99.1	Supplemental Submission pursuant to Item 9C(a) of Form 10-K (FORM SPDSCL-HFCAA-GOV)

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2023	By:	/s/ WeiQun Chen
	Name:	WeiQun Chen
	Title:	Director and Authorized Signatory as CEO and CFO