Form 10-Q
period 2023-09-30
NOVAGANT CORP
filed 2023-11-13
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Tel. 852-9407-9401

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 10, 2023
Common Stock, $0.001	493,639,025

Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q, the terms “Company,” “we,” “us,” “our,” “EFLL” and “NVGT” refer to Novagant Corp. and/or its wholly-owned subsidiary, Ever Full Logistics Limited.

NVGT is a holding company, incorporated in Nevada. Our operations are conducted through our wholly-owned subsidiary organized in Hong Kong, EFLL. EFLL’s operations are based in Hong Kong. We have no business operations in China. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. We may also become subject to foreign exchange regulations that might limit our ability to transfer cash between entities, across borders, to U.S. investors, to convert foreign currency into Renminbi, acquire other PRC companies or establish VIEs in the PRC. There are risks relating to PRC laws and regulations with respect to foreign exchange, for example, the Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. Any restrictions and limitations on foreign exchange and the ability of our subsidiary to make payments to us, to transfer cash between entities, across borders, and to U.S. investors could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Our ability to pay dividends is limited because of our holding company structure creates restrictions on the payment of dividends.

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

Furthermore, there may be some prominent risks associated with our operations based in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies and Hong Kong-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures"). The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022. For a detailed description regarding

Measures for Cybersecurity Review, please also see Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain permission or approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers and Hong Kong based issuers over time and if our PRC subsidiaries or the holding company were required to obtain permission or approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

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

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. We currently do not have any PRC subsidiaries. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock. As of the date of this prospectus, we do not have any PRC subsidiaries.

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

On December 16, 2021, our auditor Zhen Hui Certified Public Accountants (“ZHCPA”) is subject to the determinations announced by the PCAOB. Consequently, the PCAOB is unable to inspect or investigate completely ZHCPA headquartered in Hong Kong, the lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China, as a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located. In future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. Also, such as the potential for such determination would materially affect the trading price of our common stock, and the potential that such determination could cause our common stock to be prohibited from trading.

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

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2023	2023
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	1,756	2,049
Right-of-use assets	5,365	8,940
Total Non-Current Assets	7,121	10,989

Current Assets
Deposits	1,603	1,603
Accounts receivables	5,047	876
Cash and cash equivalents	29,890	38,476
Total Current Assets	36,540	40,955

TOTAL ASSETS	43,661	51,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	345,166	316,752
Lease liabilities	3,657	7,195
Total Current Liabilities	348,823	323,947

Non-Current Liabilities
Lease liabilities	1,794	1,831

Total Liabilities	350,617	325,778

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares issued	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares issued	50	50
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,741,559)	(3,708,437)
Total Shareholders’ Equity	(306,956)	(273,834)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	43,661	51,944

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Six months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	$	$	$	$

Revenue – air/ocean freight service income	10,507	53,011	17,281	110,896
Cost of services – air/ocean freight service direct cost	(5,330)	(31,383)	(8,232)	(72,167)

	5,177	21,628	9,049	38,729

Operating expenses:
General and administrative expenses	(20,644)	(23,792)	(42,077)	(37,587)
Finance costs	(41)	-	(94)	(3)

Total expenses	(20,685)	(23,792)	(42,171)	(37,590)

(Loss) profit before provision for income taxes	(15,508)	(2,164)	(33,122)	1,139

Provision for income taxes	-	-	-	-

Net (loss) profit for the period	(15,508)	(2,164)	(33,122)	1,139

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

							Additional
	Series A		Series B				paid-in	Accumulated
	Preferred stock:		Preferred stock:		Common stock:		capital	deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
		$		$		$	$	$	$

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net profit for the period	-	-	-	-	-	-	-	1,139	1,139

Balances at September 30, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,656,385)	(221,782)

Balances at March 31, 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,708,437)	(273,834)

Net loss for the period	-	-	-	-	-	-	-	(33,122)	(33,122)

Balances at September 30 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,741,559)	(306,956)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2023	2022
	$	$

Cashflow from Operating Activities
(Loss) profit for the period	(33,122)	1,139
Adjustments for:
Finance costs	94	3
Depreciation	3,868	1,354
Operating cash flows before working capital change	(29,160)	2,496

Changes in Working Capital:
Accounts receivables	(4,171)	(17,224)
Deposit	-	(262)
Creditors, Accruals and Other Payables	28,414	17,467
Total	24,243	(19)

Cash (used in) generated from Operating Activities	(4,917)	2,477

Cashflow from Financing Activities
Repayment of lease liabilities	(3,575)	(1,087)
Interest paid	(94)	(3)
Total	(3,669)	(1,090)

Net change in cash and cash equivalents	(8,586)	1,387

Cash & Cash equivalents at the beginning of the period	38,476	40,087
Cash & Cash equivalents at the end of the period	29,890	41,474

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the six months ended September 30, 2023. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company was initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHKWorld Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200 reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a 1 for 30 reverse stock split, the Company changed its’ name to EDollars, Inc. On September 18, 2007, the Company changed its’ name to Forex, Inc. and completed a 1 for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April 23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed its’ name to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom, Inc. subsidiary to its prior owners. On January 1, 2014, the Company changed its symbol from PTRF to NVGT. In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial DistrictCourt, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug DiSanti agrees to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be convertible and equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexnader M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo. As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2021, Mr. Alexander M. Woods-Leo resigned as an officer and director and appointed Mr. WeiQun Chen as Chairman, CEO, CFO, President and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the six months ended September 30, 2023 and 2022. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at September 30, 2023, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $348,823 and $306,956, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30 2023, and March 31, 2022, no allowance for doubtful accounts is necessary.

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the six months ended September 30, 2023, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

The Company has approximately $32,533,000 in net operating loss carryovers as of September 30, 2023, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy - continued

Pension Plans

During the six months ended September 30, 2023, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended September 30, 2023.

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Group’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through September 30 2023. The Group is currently evaluating the impact of ASU 2020-04 on its future financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until September 30 2023, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

Note 3 – Revenue

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$

Air/ocean freight services income	10,507	53,011	17,281	110,896

Note 4 – General and Administrative Expenses

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$

Courier	116	119	231	164
Depreciation	1,934	148	3,868	1,355
Electricity and water	147	121	196	176
Entertainment	237	114	237	343
Insurance	247	247	247	247
Medical	175	178	324	613
MPF contributions	346	500	761	1,077
Printing and stationery	-	-	-	56
Professional fee	9,500	8,974	19,000	10,897
Rental expenses	-	1,834	-	2,379
Salaries and wages	6,923	10,086	15,227	17,009
Staff welfare	14	327	109	433
Telecommunication and IT	546	565	1,156	1,703
Sundry expenses	257	105	263	161
Transportation expenses	202	474	458	974

	20,644	23,792	42,077	37,587

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

Note 5 – Plant and Equipment

	September 30,	March 31,
	2023	2023
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(1,172)	(879)

	1,756	2,049

Depreciation expense for the six months ended September 30, 2023 and 2022 amounted to $293 and $146, respectively. For the six months ended September 30, 2023 and 2022, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	September 30,	March 31,
	2023	2023
	$	$

Leased property	5,365	8,940

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

Note 7 – Creditors, accruals and other payables

	September 30,	March 31,
	2023	2023
	$	$

Creditors	3,175	3,493
Accruals	19,987	52,038
Notes payable	82,676	82,676
Due to a related party	82,945	71,662
Shareholders’ loan payable	156,383	106,883

	345,166	316,752

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at September 30, 2023, the Company’s Hong Kong subsidiary has unused tax losses of $59,431 (March 31, 2023: $45,596). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in September 30, 2023 and March 31, 2023. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of September 30, 2023, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

The following is a description of the material rights of our Series A Preferred Stock: the Series A Preferred Stock shall have a par value of $0.001 per share. Each share of Series A Preferred Stock shall have no right to vote on any matter to be submitted for a vote to shareholders of the Company.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

Note 9 – Stockholders’ equity - continued

Series B Preferred Shares

As of September 30, 2023, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

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

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.0001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus.

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

Notes to the Financial Statements

For the six months ended September 30, 2023 and 2022

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company was initially incorporated as Kendrex Systems, Inc in Nevada. on February 23, 1987. Kendrex Systems, Inc. changed to HLHKWorld Group, Inc. on November 18, 1996. HLHK World Group, Inc. changed to Trimfast Group, Inc. in Nevada on September 4, 1998. On December 21, 1998, the Company completed a 1 for 10 reverse stock split. In 2001 the Company filed for protection under Chapter 7 of the United States Bankruptcy Code and ceased all activities. On October 21, 2002, the Company completed a 1 for 200 reverse stock split. During the period 2002 thru 2006, the Company was known as TrimFast Group, Inc. On November 9, 2004, the Company completed a 1 for 9 reverse stock split. On November 21, 2006, in conjunction with a 1 for 30 reverse stock split, the Company changed its’ name to EDollars, Inc. On September 18, 2007, the Company changed its’ name to Forex, Inc. and completed a 1 for 20 reverse stock split. On March 26, 2008, the Company changed its’ name to Petrogulf, Inc. On April 23, 2012, the Company acquired 100% of Neeksom, Inc., a Nevada Corporation. On November 26, 2013 the Company changed its’ name to Novagant, Inc. During 2014, the Company exited its business products business and returned the Neeksom, Inc. subsidiary to its prior owners. On January 1, 2014, the Company changed its symbol from PTRF to NVGT. In 2015, the Company ceased operations and reporting. On December 9, 2019, in Case No. A-19-804454-B, Eight Judicial DistrictCourt, Clark County, Nevada, GrassRoots Advisory, LLC (“GrassRoots”) was granted custodianship of the Company. On January 8, 2020, GrassRoots agreed to assist Alexander M. Woods-Leo in acquiring control block of a custodian PubCo OTC: NVGT (Novagant Corp). Doug DiSanti agrees to give 500,000 Preferred B. Shares to Alexander M Woods-Leo in exchange for the amount of $15,000 which was paid. The Preferred B shares will be Non-convertible and equal to 1,000 common votes per 1 Preferred share. A total of 500,000,000 common votes will be given to Alexnader M. Woods-Leo. GrassRoots sold the controlling interest in the Company to Alexander M. Woods-Leo. As of April 21, 2021, Pacific Corporate Advisory Services Limited who represents, Mr. WeiQun Chen, purchased the Preferred B Control block from Mr. Alexander M. Woods-Leo. As per escrow agreement, Mr. Alexander M. Woods- Leo had submitted the proper stock power with respect to the change of control to escrow. On May 6, 2021, Mr. Alexander M. Woods-Leo resigned as an officer and director and appointed Mr. WeiQun Chen as Chairman, CEO, CFO, President and Director, Mr. HongZhen Xu as Secretary, Treasurer and Director, and Haiyan Zeng as a Director.

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of September 30, 2023, and March 31, 2023, no allowance for doubtful accounts is necessary.

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

Results of Operations during the Six months ended September 30, 2023 Compared to the Six months ended September 30, 2022

Revenue

During the six months ended September 30, 2023, we have revenue of $17,281, compare to $110,896 during the six months ended September 30, 2022, decreased of $93,615 or 84% due to decrease in demand for services.

Operating Expenses

During the six months ended September 30, 2023, we have operating expenses of $42,077, compare to 37,587 during the six months ended September 30, 2022, increase of $4,490 or 12%. The increase is mainly due to increase in professional fee of $8,103 and net off with decreased in salary of $1,782 and rental expenses of $2,379.

Net Loss

During the six months ended September 30, 2023, we incurred a net loss of $33,122, compared to a net profit of $1,139 during the six months ended September 30 2022, increase of $34,261.  The increase is mainly due to decrease in revenue.

Results of Operations during the Six months ended September 30, 2023 Compared to the six months ended September 30 2022

Revenue

For the six months ended September 30, 2023 and 2022, our total revenue amounted to $17,281 and $110,896. The decrease was because of less orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the six months ended September 30, 2023 and 2022:

	Six months ended September 30, 2023		Six months ended September 30 2022

	USD	%	USD	%
Transportation - Air Freight	-	-	29,254	26

Transportation - Ocean Freight	17,281	100	81,642	74

	17,281	100	110,896	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the six months ended September 30, 2023, our air freight revenue in transportation has decreased to $Nil comparing from $29,254 for the six months ended September 30, 2022. The decreases in revenue were mainly due to less demand for Air Freight services from our customers. In addition, during the six months ended September 30, 2023, our ocean freight revenue in transportation has decreased to $17,281 comparing from $81,642 for the six months ended September 30 2022. The decreases in revenue were due to the EFLL’s local customers has less demand for the ocean freight logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $72,176 for the six months ended September 30, 2022 to $8,232 for the six months ended September 30, 2023. The decrease was in line with the decrease in revenue.

Expenses

For the six months ended September 30, 2023, the Company incurred $42,171 of operating expenses which consisted of general and administrative expenses of $42,077 and finance costs of $94. For the six months ended September 30, 2022, we incurred operating expenses in the amount of $37,590 of operating expenses which consisted of general and administrative expenses of $37,587 and finance costs of $3. The increase is due to the increase in professional fee. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the six months ended September 30, 2023 we had a net loss of $33,122. We had net profit of $1,139 for the six months ended September 30, 2022. The increase in loss is due to the decrease in revenue during the period.

Liquidity

As of September 30, 2023, we had $36,540 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $348,823. As of September 30, 2022, we had $ $69,929 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $294,053.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2023 and 2022, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $306,956 as of September 30, 2023, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

AMENDMENT NO. 2 FORM 10-K/A

The Annual Report of Novagant Corp.. on Form 10-K for the fiscal year ended March 31, 2023 (the “Form 10-K”), was filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2023. This Amendment No. 2 to the Company’s Form 10-K (the “Amendment”) was filed with the Commission on September 13, 2023. With respect to our disclosure pursuant to Item 9C(b)(5), it will be amended to the following version. “As of the date of this Form 10-K, (i) no foreign governmental entities in China or Hong Kong own any ordinary shares of any capital stock of record of the Company, the consolidated foreign operating entities or the consolidated variable interest entities (the “VIEs”), (ii) the Company is not a party to any material contracts with such a foreign governmental party, no governmental entities in China or Hong Kong have any controlling financial interest in our company, our consolidated foreign operating entities or the VIEs, also based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities, (iii) none of the members of our board of directors or the boards of our consolidated foreign operating entities, including the VIEs, are officials of the Chinese Communist Party or Hong Kong SARS, there is no such foreign government representative on the Company’s board of directors or the boards of our consolidated foreign operating entities, including the VIEs, none of our board members’ current or prior memberships on, or affiliations with, committees of the Chinese Communist Party and (iv) our memorandum and articles of incorporation, as amended and as originally filed with the State of Nevada, the articles of our consolidated foreign operating entities or the VIEs, do not contain wording from any charter or charter provisions of the Chinese Communist Party, including the text of any such charter.”

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

Novagant Corp.
Dated: November 14, 2023	By: /s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory