Form 10-Q
period 2023-12-31
NOVAGANT CORP
filed 2024-02-14
CIK 1089297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 12, 2024
Common Stock, $0.001	493,639,025

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

ITEM 1.　FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2023	2023
	US$	US$
	(unaudited)	(audited)

ASSETS

Non-Current Assets
Plant and equipment	1,609	2,049
Right-of-use assets	3,578	8,940
Total Non-Current Assets	5,187	10,989

Current Assets
Deposits	1,603	1,603
Accounts receivables	2,954	876
Cash and cash equivalents	22,859	38,476
Total Current Assets	27,416	40,955

TOTAL ASSETS	32,603	51,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Creditors, other payables and accrual	354,558	316,752
Lease liabilities	3,646	7,195
Total Current Liabilities	358,204	323,947

Non-Current Liabilities
Lease liabilities	-	1,831

Total Liabilities	358,204	325,778

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 200,000 shares issued	200	200
Series B Preferred stock, $0.0001 par value, 500,000 shares issued	50	50
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 493,639,025 shares issued	493,639	493,639
Additional paid-in capital	2,940,714	2,940,714
Accumulated deficit	(3,760,204)	(3,708,437)
Total Shareholders’ Equity	(325,601)	(273,834)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	32,603	51,944

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three months		Nine months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022
	$	$	$	$

Revenue – air/ocean freight service income	14,133	29,360	31,414	140,256
Cost of services – air/ocean freight service direct cost	(7,137)	(15,164)	(15,369)	(87,331)

	6,996	14,196	16,045	52,925

Operating expenses:
General and administrative expenses	25,611	29,067	67,688	66,654
Finance costs	30	164	124	167

Total expenses	25,641	29,231	67,812	66,821

Loss before provision for income taxes	(18,645)	(15,035)	(51,767)	(13,896)

Provision for income taxes	-	-	-	-

Net loss for the period	(18,645)	(15,035)	(51,767)	(13,896)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Series A		Series B				Additional
	Preferred stock:		Preferred stock:		Common stock:		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
		$		$		$	$	$	$

Balances at March 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,657,524)	(222,921)

Net loss for the period	-	-	-	-	-	-	-	(13,896)	(13,896)

Balances at December 31, 2022	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,671,420)	(236,817)

Balances at March 31, 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,708,437)	(273,834)

Net loss for the period	-	-	-	-	-	-	-	(51,767)	(51,767)

Balances at December 31 2023	200,000	200	500,000	50	493,639,025	493,639	2,940,714	(3,760,204)	(325,601)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2023	2022
	$	$

Cashflow from Operating Activities
Loss for the period	(51,767)	(13,896)
Adjustments for:
Finance costs	124	167
Depreciation	5,802	5,075
Operating cash flows before working capital change	(45,841)	(8,654)

Changes in Working Capital:
Accounts receivables	(2,078)	569
Deposit	-	(262)
Creditors, Accruals and Other Payables	37,806	10,848
Total	35,728	11,155

Cash (used in) generated from Operating Activities	(10,113)	2,501

Cashflow from Financing Activities
Repayment of lease liabilities	(5,380)	(4,593)
Interest paid	(124)	(167)
Total	(5,504)	(4,760)

Net change in cash and cash equivalents	(15,617)	(2,259)

Cash & Cash equivalents at the beginning of the period	38,476	40,087
Cash & Cash equivalents at the end of the period	22,859	37,828

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation

Legal Status and Nature of Operations

This summary of significant accounting policies of Novagant Inc. (the “Company”) and Ever Full Logistics Limited (“EFLL”) (together with the Company collectively referred to as the “Group”) is presented to assist in understanding the Group’s unaudited consolidated financial statements for the nine months ended December 31, 2023. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 1 - Nature of Operations and Basis of Presentation – continued

Basis of Presentation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of EFLL as of and for the nine months ended December 31, 2023 and 2022. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

Going concern

As at December 31, 2023, the Company and EFLL (collectively referred to as the “Group”) had net current liabilities and net liabilities of $330,788 and $325,601, respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Group’s ability to continue as a going concern. Therefore, the Group may be unable to realise its assets and discharge its liabilities in the normal course of business.

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2023, and March 31, 2023, no allowance for doubtful accounts is necessary.

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 2 - Summary of Significant Accounting and Reporting Policy – continued

Foreign currency translation

The functional currency of the Company is United States Dollars (“US$”).  The functional currency of EFLL is Hong Kong dollars (“HK$”).  The Group maintains its consolidated financial statements in US$.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. During the nine months ended December 31, 2023, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to US$1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

The Company has approximately $32,533,000 in net operating loss carryovers as of December 31, 2023, which begin to expire in 2026. Due to changes in the majority ownership of the Company, the benefit of net operating loss carry forwards for federal income tax reporting purposes are significantly limited.

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Pension Plans

During the nine months ended December 31, 2023, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Note 3 – Revenue

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
	$	$	$	$

Air/ocean freight services income	14,133	29,360	31,414	140,256

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 4 – General and Administrative Expenses

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
	$	$	$	$

Courier	115	162	346	326
Depreciation	1,934	1,886	5,802	5,075
Electricity and water	91	89	287	265
Entertainment	98	749	335	1,092
Insurance	-	-	247	247
Medical	262	-	586	613
MPF contributions	346	500	1,107	1,577
Printing and stationery		-	-	56
Professional fee	9,500	10,000	28,500	20,897
Rental expenses	-	-	-	545
Salaries and wages	12,358	14,628	27,585	31,637
Staff welfare	20	185	129	618
Telecommunication and IT	834	564	1,990	2,267
Sundry expenses	-	46	263	207
Transportation expenses	53	258	511	1,232

	25,611	29,067	67,688	66,654

Note 5 – Plant and Equipment

	December 31,	March 31,
	2023	2023
	$	$

Office equipment	2,928	2,928
Less: accumulated depreciation	(1,319)	(879)

	1,609	2,049

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 5 – Plant and Equipment - continued

Depreciation expense for the nine months ended December 31, 2023 and 2022 amounted to $440 and $439, respectively. For the nine months ended December 31, 2023 and 2022, no interest expense was capitalized into plant and equipment.

Note 6 – Right-of-use Assets

	December 31,	March 31,
	2023	2023
	$	$

Leased property	3,578	8,940

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

Note 7 – Creditors, accruals and other payables

	December 31,	March 31,
	2023	2023
	$	$

Creditors	2,415	3,493
Accruals	29,487	52,038
Notes payable	82,676	82,676
Due to a related party	83,597	71,662
Shareholders’ loan payable	156,383	106,883

	354,558	316,752

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. As at December 31, 2023, the Company’s Hong Kong subsidiary has unused tax losses of $68,423 (March 31, 2023: $45,596). No deferred tax assets have been recognised in respect of the unused tax losses due to the unpredictability of future profit streams of the Company’s Hong Kong subsidiaries. The tax losses can be carried forward indefinitely.

Note 9 – Stockholders’ equity

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized at $0.001 par value or below, and 700,000 shares were outstanding in December 31, 2023 and March 31, 2023. This stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Series A Preferred Shares

As of December 31, 2023, we have issued 200,000 shares of Series A preferred stock, with a $0.001 par value per share.

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

Series B Preferred Shares

As of December 31, 2023, we have issued 500,000 shares of Series B Preferred Shares, with a $0.0001 par value per share.

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

Note 9 – Stockholders’ equity - continued

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

Notes to the Financial Statements

For the nine months ended December 31, 2023 and 2022

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

Accounts receivable

The Group reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The management of the Company considered as of December 31, 2023, and March 31, 2023, no allowance for doubtful accounts is necessary.

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

Results of Operations during the Nine months ended December 31, 2023 Compared to the Nine months ended December 31, 2022

Revenue

During the nine months ended December 31, 2023, we have revenue of $31,414, compare to $140,256 during the nine months ended December 31, 2022, decreased of $108,842 or 77% due to decrease in demand for services.

Operating Expenses

During the nine months ended December 31, 2023, we have operating expenses of $67,812, compare to $66,821 during the nine months ended December 31, 2022, increased of $991 or 1%. The increase was mainly due to increase in professional fee of $7,603 and net off with decreased in salary of $4,052, MPF of $470 and entertainment of $757.

Net Loss

During the nine months ended December 31, 2023, we incurred a net loss of $51,767, compare to a net loss of $13,896 during the nine months ended December 31, 2022, increased of $37,871. The increase was mainly due to decrease in revenue.

Results of Operations during the Nine months ended December 31, 2023 Compared to the nine months ended December 31, 2022

Revenue

For the nine months ended December 31, 2023 and 2022, our total revenue amounted to $31,414 and $140,256. The decrease was because of less orders in transportation. The following table sets out the breakdown of our revenue by the type of logistics service during the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31, 2023		Nine months ended December 31, 2022

	USD	%	USD	%
Transportation - Air Freight	-	-	29,254	21

Transportation - Ocean Freight	31,414	100	111,002	79

	31,414	100	140,256	100

We provide logistics services for Hong Kong customers and arrange the goods to be sent out from Hong Kong, Korea, Taiwan to Intra-Asia region, Europe and The US. During the nine months ended December 31, 2023, our air freight revenue in transportation has decreased to $Nil comparing from $29,254 for the nine months ended December 31, 2022. The decreases in revenue were mainly due to less demand for Air Freight services from our customers. In addition, during the nine months ended December 31, 2023, our ocean freight revenue in transportation has decreased to $31,414 comparing from $111,002 for the nine months ended December 31, 2022. The decreases in revenue were due to the EFLL’s local customers has less demand for the ocean freight logistics services.

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

Cost of services

Our direct cost of services was mainly in the air/ocean freight service provision, it has decreased from $87,331 for the nine months ended December 31, 2022 to $15,369 for the nine months ended December 31, 2023. The decrease was in line with the decrease in revenue.

Expenses

For the nine months ended December 31, 2023, the Company incurred $67,812 of operating expenses which consisted of general and administrative expenses of $67,688 and finance costs of $124. For the nine months ended December 31, 2022, we incurred operating expenses in the amount of $66,821 of operating expenses which consisted of general and administrative expenses of $66,654 and finance costs of $167. The increase mainly due to the increase in professional fee of $7,603 and net off with decreased in salary of $4,052, MPF of $470 and entertainment of $757. Novagant, the public entity, had no operations from April 2023 through December 31, 2023. All business activity occurred within EFLL, which was acquired on September 21, 2021.

Net Loss

For the nine months ended December 31, 2023 we had a net loss of $51,767. We had net loss of $13,896 for the nine months ended December 31, 2022. The increase in loss is due to the decrease in revenue during the period.

Liquidity

As of December 31, 2023, we had $27,416 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $358,204. As of December 31, 2022, we had $48,490 in deposits, accounts receivable and cash and cash equivalents, and current liabilities of $294,587.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

We do not have any interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging or research and development or other services with us.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended December 31, 2023 and 2022, and are included elsewhere in our registration statement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, we have a net deficit of $325,601 as of December 31, 2023, which raise substantial doubt about the Group’s ability to continue as a going concern.

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

Novagant Corp.
Dated: February 12, 2024	By: /s/ WeiQun Chen
WeiQun Chen, Director and Authorized Signatory